Form 10-K
period 2021-12-31
brooqLy, Inc.
filed 2022-03-30
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2021

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File Number

000-56399

BrooqLy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-2265420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10101 S. Robert Road Suite 209

Palos Hills, Illinois 60465

(Address of principal executive offices)

224-789-6673

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically,, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 30, 2022, there were 21,689,982 shares outstanding.

BROOQLY, INC.

Form 10-K

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “us” refer to BrooqLy, Inc.

The following terms are defined for use in this 10-K:

The terms “Shop or “Shops”, means bars, restaurants, and cafeterias, that have registered or potentially can register for our Platform.

The term “Brand” or “Brands” is defined as the producer or distributor of a particular food or beverage product that advertises on our Platform to promote their brand or branded product.*

The term “Treat” is defined as a food or beverage product to be purchased and sent from one consumer to another.*

The term “Sending Consumer” means a person that uses our Platform to purchase and send a Receiving Consumer a “Treat”.

The term “Receiving Consumer” means the person that is the recipient of the “Treat”.

The term "Users” means the total of Sending Consumers and Receiving Consumers.

The term “App” means the smartphone application available to our Users to download, register and send / receive Treats

The team “Dashboard” means the web-based application used by our system administrators to setup and manage the App functionalities.

The term “Platform” means our own software platform (consisting of the App and Dashboard) with our intellectual property components that provide an infrastructure for Sending Consumers, Receiving Consumers, Shops, and Brands, to interact and interconnect.

The term, “Local Partner” means the company that we will provide exclusive geographic rights to for the purpose of executing our business plan in a specific geographic area pursuant to a revenue sharing agreement.

PART I

ITEM 1. BUSINESS

Corporate History

We are an early-stage company, incorporated in Nevada on February 19, 2021, with the name “MyTreat, Inc”. On May 12, 2021, we changed our name to brooqLy, Inc. with the state of Nevada by filing an amendment to our Articles of Incorporation.

Business Overview

We are a social networking platform that connects people using the practice of treating food and/or beverage products via our Platform. The participants in our Platform include:

•	Shops that register with an annual fee to use our Platform and upload their product catalog items that are used as “Treats” that can be purchased and sent between registered Users
•	Sending Consumers who purchase “Treats” for Receiving Consumers who download our app and are registered on our Platform.
•	Receiving Consumers who receive the “Treats” from Sending Consumers who have downloaded our app and are registered on our Platform.
•	Brands that can advertise within our Platform

We have created a technology infrastructure for the Shops, Sending Consumers and Receiving Consumers, and Brands that wish to advertise with us, to interconnect, interact, and engage in what we have strived for, a “fun, social networking experience.”

Where You Can Find Us

Our principal executive office and mailing address and phone number are 10101 S. Roberts Road, Suite 209, Palos Hills, Illinois 60465 and our telephone number if 224 789-6673.

 DESCRIPTION OF BUSINESS

Organizational History

We were incorporated in the state of Nevada on February 19, 2021. On May 12, 2021, we changed our name to brooqLy, Inc. with the state of Nevada.

Operations to Date

Our operations to date have primarily consisted of:

•	Establishing our capital structure.
•	Establishing our management structure.
•	Raising $263,500 via a Rule 506(b) Offering.
•	Establishing and completing the following agreements essential to our business plan:

○	Software Services agreement to develop our designed app and platform (April 20, 2021)
○	Advertising Services agreement to execute our designed global marketing strategy (April 20, 2021)
○	Foreign Representation Agreement to start operations in Romania (July 1, 2021)
○	Marketing Services agreement to execute the designed marketing strategy in Greece (July 1, 2021)

•	Completing the development of the Platform on July 30, 2021, at which time it became fully operational
•	Starting operations in:

○	Greece on August 13, 2021; as of February 28, 2022, we have 48 registered Shops
○	Romania on August 26, 2021; as of February 28, 2022, we have 24 registered Shops

•	As of February 28, 2022, we have 902 registered Users from 18 countries.
•

Initiating discussions with potential Local Partners in Brazil, Czech Republic, Netherlands, Philippines, Serbia, Russia, Turkey, United Arab Emirates, United Kingdom and United States of America, of which there are no assurances we will be successful in securing such Local Partner agreements

•	Starting introductory discussions with global beverage Brands to sell them advertising programs to be executed on our Platform

Website

We are developing a website to be located at www.brooqLy.com. No information on our website is incorporated into this 10-K.

Where We Are Located

We are located at 10101 S. Roberts Road, Suite 209, Palos Hills, Illinois 60465.

Industry Background

Our business offering is a unique combination of

•	Social Networking platforms
•	Online Food Ordering platforms

In 2019, the social network advertising revenue in the United States amounted to 36.14 billion U.S. dollars. This figure is projected to further grow and surpass 50 billion U.S. dollars by the end of 2021.

https://www.cnbc.com/2019/05/07/digital-ad-revenue-in-the-us-topped-100-billion-for-the-first-time.html

https://www.statista.com/statistics/271259/advertising-revenue-of-social-networks-in-the-us/

It is projected that online ordering food revenue will rise to be $220 billion in 2023 - 40% of restaurant sales. Digital ordering and delivery have been growing 300% than dine-in traffic since 2014. Takeout increased by 286% in 2020. Digital orders have increased by 135% since June 2020.

https://blog.trycake.com/41-online-ordering-stats-to-know-in-2021

https://upserve.com/restaurant-insider/online-ordering-statistics/

We use a newsfeed like the most popular social networks where the User has the ability to post own photos, check- in to a Shop, comment on other Users’ posts, send and receive messages through our messaging function and get notifications on various activities

Business Overview

We are a Social Networking Platform that connects its Users using the practice of treating food and/or beverage Products via our Platform. The participants in our Platform include: Shops, Sending Consumers, Receiving Consumers and Brands

We have created a technology infrastructure for the Shops, Sending Consumers and Receiving Consumers, and Brands that wish to advertise with us, to interconnect, interact, and engage in what we have strived for, a “fun, social networking experience.”

Our Current Product Offerings

Our current product offerings are limited to beverage products.

Our Future Product Offerings

During the first quarter of 2023, we plan to expand our product offering to also include food products. There is minimal expense for our expansion of food products and there is little modification required to our platform.

Platform Benefits

Our Platform is designed to benefit Shops, Users, and Brands, as follows:

•	Shops

○	Obtaining sales from Remote Customers
○	Obtaining additional awareness and visibility
○	Having online, real-time analytics on the spending of our Users

•	Users

○	Staying in touch with friends, anywhere they might be in the world using the Remote Treating mode
○	Making new friends using the In-Shop Treating Mode
○	In both modes, using the method of Treating (purchasing and sending Treats)

•	Brands

○	Gaining access to a targeted audience that is ensembled to send and receive food and/or beverage products
○	Getting customized brand positioning by advertising throughout our Platform
○	Having online, real-time analytics on the spending within the Platform

How the Platform Works

A Shop registers by paying an annual fee on our Platform, at which time it has access to our Platform and has established the ability to upload:

•	Its shop photos to be displayed on our app
•	Its Treat (Food and/or Beverage Products) Catalog with pricing information
•	Its banking information, so we can execute relevant payments to its owners

A User downloads our App for free, completes account information, uploads his or her photo, and connects with friends by importing them from various sources, such as their phone catalog, Meta (Facebook), or other social networking platforms.

Then the User gains access to our newsfeed that shows “connected friends” activity similar to other Social Networking platforms. Therefore, every User, can upload photos, “like” other connected User photos and send and receive notifications.

Following that, the User can select one of two “Treating Modes” to purchase and send a Treat to another User:

•

Under “Remote Treating” mode, a Sending Consumer can select any shop registered, in any country, select a Treat from the Shop’s catalog, purchase it, and a notification is sent to the Receiving Consumer that a Treat is ready for redemption

•

Under “In-Shop Treating” mode, a Sending Consumer may “check-in” at a Shop registered in our Platform and gain access to all Users that have also checked-in during the same time; either existing “friends” or new people that they have the opportunity to Treat and meet. The Treat selection process is the same as in “Remote Treating Mode”.

Platform Data

Our platform is designed to be multi-lingual (currently operating in English, Greek and Romanian) and a multicurrency conversion feature (so a Sending Consumer from one country receives real-time conversion when purchasing a Treat for a Receiving Consumer from another country).

We started operations in Greece on August 13, 2021 (a market that we shall be managing directly with our own resources) and in Romania on August 26, 2021 (a market that we shall be managing using a Local Partner).

We are currently evaluating launching our platform in several other global markets in Western Europe, North and South America & Middle East.

Up to now, we have 748 registered users composed from 18 Countries.

Revenue Sources

Our revenue will be derived from 3 sources:

•	Annual Shop Registration Fee at $120 per year.
•	Treat Commission at 20% fee for each transaction made on our Platform for each Shop,
•	i.e. a Sending Consumer orders a catalog product from a registered Shop on our Platform, which costs $10, 20% of which ($2) is retained by us.
•	Brand(s) that wish to advertise on our Platform, which advertising fee is based on selected shops per month at $40 per shop per month.

Employees

Our only employees are our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

Target Markets

Our target markets are

•	Shops, consisting of bars, restaurants, and coffee houses
•	Consumers
•	Brands

Our target regions to expand our presence and coverage are:

•	Western and Central / Eastern Europe
•	North & South America
•	Middle East

Marketing

Our marketing strategy consists of the following pillars once a country starts operations:

•	Pre-launch Stage
	○	Social Media teasing Posts
	○	Brand Building campaigns
	○	CRM process creation
	○	Landing Page creation to lead generation

•	Launch Stage
	○	Performance Marketing
	○	Influencer Marketing
	○	email Marketing
	○	Native Ads
	○	Press Releases

•	Post Launch Stage
○	Referral Marketing
○	App Store Optimization
○	App Push Notifications
○	CRM Marketing
○	Mobile Affiliate Marketing
○	Vlogging

Dependence Upon One or a Few Customers

We are not presently, and we do not anticipate becoming dependent upon one or a few customers or brands or shops.

Patents, Trademarks, Royalty Agreements

We have no patents or royalty agreements,

On October 14th, 2021, we applied to the US Patent and Trademark Office for the trademark "BROOQLY", which application is pending.

On October 14th, 2021, we applied to the EU Intellectual Property Office for the trademark "BROOQLY", which application was approved on February 2, 2022.

Raw Materials

We use no raw materials in our business

Competition

Most of our competitors that have greater operating histories, revenues, personnel, and capital resources than we do.

Research and Development

Since our inception, we have spent no funds on research and development.

Material Agreements

We have executed the following agreements critical to the development our business plan

●	Software Services Agreement

○

We have an April 20, 2021, agreement with Nikolaos Stratigakis, a Greek Corporation, to develop software for us according to our design and specifications, including the development of our global Platform

○	In return for Stratigakis’s services to us, we are required to pay Stratigakis 5,000 Euros and 25,000 Euros in our restricted common stock shares at 20 cents per share.
○	The term of the Agreement is from April 1, 2021, to December 31, 2021.

•	Advertising Services Agreement

○

We have an April 20, 2021, agreement with The Jones, IKE (“Jones”), a Greek corporation, providing for Jones to provide advertising materials on our behalf, including brand identity, website design, and app design for an aggregate payment of 16,000 Euros.

○	The term of the Agreement is from April 1, 2021, to December 31, 2021.

•	Marketing Services Agreement

○

We have a July 1, 2021, agreement with Viable, IKE (“Viable”), a Greek corporation, providing for Viable to design and execute marketing strategies on our behalf in the Greek market, for an aggregate payment of $15,701

○	The term of the Agreement is from July 1, 2021, to December 31, 2021.

•	Foreign Representation Agreement - Romania

○	We have an August 1, 2021, agreement with Field Insights Srl (“FI”), a Romanian corporation, providing for FI to become the geographically exclusive representative of brooqLy in Romania.
○	Annual Targets and a Revenue sharing model has been defined with in the agreement
○	The term of the Agreement is from August 1, 2021, to July 31, 2024.

Government Regulations

We are subject, directly and indirectly (through our Registered Shops), to a wide variety of laws and regulations in the countries in which we operate. These laws, regulations, and standards govern issues such as the Internet, labor and employment, anti-discrimination, payments, gift cards, product liability, consumer protection and warnings, marketing, taxation, privacy, data security, terms of service, mobile application and website accessibility. The sale and delivery of goods through our platform is also subject indirectly to laws, regulations, and standards that govern food safety, alcohol, and tobacco. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies of the countries in which we conduct our business.

ITEM 1A. RISK FACTORS

RISK FACTORS

Our shares of our Common Stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose their entire amount invested in the Common Stock. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of Common Stocks. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this Prospectus before investing in our Common Stock.

RISKS RELATED TO OUR BUSINESS

Our independent registered Public Accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early-stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the year ending December 31, 2021, we had revenues of $3,039 and a net loss of $289,309. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early-stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses, and difficulties that we will face as an early-stage company, and whether we will ever become profitable.

If we are unable to generate sufficient revenues for our operating expenses, we will need financing which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

For the year ended December 31, 2021, we had revenues of $3,039, and a net loss of $289,309. Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable. Our operating expenses are $30,000 per month or $360,000 annually. We will require $30,000 per month or $360,000 over the next twelve months to meet our existing operational costs, which consist of $80,000 to comply with the costs of being an SEC reporting company.

As of December 31, 2021, we had cash on hand of approximately $30,035 for our operational needs. If we fail to generate sufficient revenues to meet our monthly operating costs, we will not have available cash for our operating needs after approximately 2 months.

Until we generate material operating revenues, we require additional debt or equity funding to continue our operations. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding. We do not have any plans or specific agreements for new sources of funding, and we have no agreements for financing in place.

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $80,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation, of our securities on the OTC Bulletin Board, or, if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTC Bulletin Board. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports, which would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

We are an early-stage development company, and we have an unproven business model.

We completed the first stage of development of our Platform on July 31,2021, and since then our Platform’s App has become available in Google Store and Apple store. We have not yet developed material revenues. We have significant development steps to accomplish to prove our business model, including those matters pertaining to the promotion of our Platform and developing material sales. Should we fail to sufficiently develop our business model and/or generate material revenues, our results of operations will be negatively impacted.

Our growth depends in part on the success of our relationships, agreements, and arrangements with third parties.

The success of our Platform depends, in part, upon the Platform App’s ability to integrate third-party relationships, agreements, and arrangements, including those involving actual and potential Sending Consumers, Receiving Consumers, Shops, and Brands. Should we fail to be successful in the foregoing, our results of operations will be negatively impacting our operations.

Should we encounter difficulties with our software, our results of operations may be negatively impacted.

Third-party developers may change the features of their offering of applications and software or alter the terms that are adverse to us. We may also be unable to maintain our relationships with certain third parties if we are unable to integrate our Platform with their offerings. In addition, third parties may refuse to partner with us or limit or restrict our access to their offerings. We may be unable to adapt to the data transfer requirements of third-party offerings. If third-party applications or software change such that we do not, or cannot, maintain the compatibility of our Platform with these applications and software, or if we fail to ensure there are third-party applications and software that our customers desire to add to their orderings, demand for our Platform could decline. Additionally, if we are unable to maintain technical interoperability among, Shops, Sending Consumers, Receiving Consumers and Brands, we may be unable to effectively integrate our Platform with other systems and services they use. If we fail to integrate our Platform with new third-party offerings that our customers need to operate their businesses, or to provide the proper support or ease of integration our customers require, we may not be able to offer the functionality that our customers and their consumers expect, which would harm our business.

Our business is directly related to the level of business in restaurants, bars, and coffee establishments, should these industry sectors experience material decreases in levels of business and sales, our results of operations will be negatively affected

Our results of operations are dependent upon the level of business of Shops, specifically bars, restaurants, and coffee houses. If these industry sectors experience material declines in the area we are developing, our results of operations will be negatively impacted.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	Demand for our Platform,
•	Our ability to obtain and retain existing Shops, Customers or encourage repeat purchases,
•	General economic conditions, both domestically and in foreign markets, and
•	The level of advertising and marketing and related costs.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of our stockholders.

Our business depends on the actions of our Shops, Sending Consumers, Receiving Consumers and Brands level of use of our Platform; material decreases or loss of the use of our Platform by these Platform participants, will adversely affect our business, results of operations, and financial condition.

Our ability to grow and generate revenues depends, in part, on our ability to register and then maintain and grow our relationships with existing customers, consumers, and shops, to have them increase their deployment and use of our Platform, and to increase or maintain transaction volume on our Platform. If we fail to obtain new customers and bars, restaurants, and coffee houses and/or customers do not increase their use of our platform, or if they reduce the number of locations using our platform, then our revenues will decline, and our results of operations may be harmed. Additionally, customers may not renew their registrations or contracts with us or reduce their use of our Platform. Consumers may change their purchasing habits or reduce their orders from our current customers, which could harm their business and reduce their use of our Platform. We cannot accurately predict our customers’ usage levels and the loss of customers or reductions in the number of locations that will use our Platform may each have a negative impact on our business, results of operations, and financial condition and may cause our expansion rate to decline.

If we fail to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of our Platform, in a manner that responds to our customers’ evolving needs, our business may be adversely affected.

The on-demand commerce and digital ordering markets are characterized by rapid technological change, frequent new product and service introductions, and evolving industry standards. Our success or failure will be based on our ability to identify and anticipate the needs of our customers and design and maintain a platform that provides shops, consumers, and users with the tools they need to operate their businesses in a manner that is productive and meets or exceeds their expectations. Our ability to attract new customers and shops, retain revenue from existing customers, and increase sales to both new and existing customers and shops will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security, and scalability of our Platform.

If our software contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.

Software such as ours may contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect or correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our platform may contain serious errors or defects, security vulnerabilities, or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance, and damage to our reputation and brand, any of which could have an adverse effect on our business and results of operations. Furthermore, our platform allows us to deploy new versions and enhancements to all our customers simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities, or software bugs to all our customers simultaneously, the consequences would be more severe than if such versions, or enhancements, were only deployed to a smaller number of our customers.

We and certain of our third-party partners, service providers, and sub-processors transmit and store personal information of our customers and consumers; if the security of this information is compromised, or is otherwise accessed without authorization, our reputation may be harmed, and we may be exposed to liability and loss of business.

We transmit and store personal information and other confidential information of our partners, our customers, and consumers. Third-party applications integrated with our platform may also handle or store personal information, credit card information, including cardholder data and sensitive authentication data, or other confidential information. We do not proactively monitor the content that our customers upload and store, or the information provided to us through the applications integrated with our platform, and, therefore, we do not control the substance of the content on our servers, which may include personal information. Additionally, we use third-party service providers and sub-processors to help us deliver services to customers and consumers. These service providers and sub-processors may handle or store personal information, credit card information, or other confidential information. There may in the future be successful attempts by third parties to obtain unauthorized access to the personal information of our partners, our customers, and consumers. This information could also be otherwise exposed through human error, malfeasance, or otherwise. The unauthorized release, unauthorized access, or compromise of this information could have an adverse effect on our business, financial condition, and results of operations. Even if such a data breach did not arise out of our actions or inactions, or if it were to affect one or more of our competitors or our customers’ competitors, the resulting consumer concern could negatively affect our customers and our business.

We are subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.

Foreign jurisdiction in which our current or potential future customers may operate has established privacy and data security laws, rules, and regulations. The European Union, or EU, has adopted the General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018. Among other requirements, the GDPR regulates transfers of personally identifiable information from the EU to non-EU countries, such as the United States. Under the GDPR, fines of up to €20 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements. Moreover, individuals can claim damages as a result of GDPR violations. Other jurisdictions outside the EU are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which may increase the risks associated with non-compliance.

Certain current or potential future customers are subject to the GDPR, and we may be required to assist such customers with their compliance obligations. While we are not currently subject to the GDPR ourselves, many of our customers are subject to the GDPR. We may be required to expend resources to assist our customers with such compliance obligations. Assisting our customers in complying with the GDPR or complying with the GDPR ourselves if we further expand our business in the EU in the future may cause us to incur substantial operational costs or require us to change our business practices to maintain such information in the European Economic Area.

The regulatory framework for privacy and security issues in the United States is rapidly evolving. Laws in all 50 states require us to provide notice to customers when certain sensitive personal information has been disclosed as a result of a data breach. These laws are frequently inconsistent, and compliance in the event of a widespread data breach is costly. Moreover, states regularly enact new laws and regulations, which require us to provide consumers with certain disclosures related to our privacy practices, as well as maintain systems necessary to allow customers to invoke their rights.

Payment transactions processed on our platform may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or that could harm our business.

The payment card networks require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” that provides payment processing-related services to merchants and payment processors. The payment card networks set these network rules and have discretion to interpret them and change them. We are also required by our payment processors to comply with payment card network operating rules, and we have agreed to reimburse our payment processors for any fines they are assessed by payment card networks as a result of any rule violations by us or our customers. Any changes to or interpretations of the network rules that are inconsistent with the way we and the payment processors and merchants currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could fine us, cancel or suspend our registration as a payment service provider, or prohibit us from processing payment cards, which would have an adverse effect on our business, financial condition, and operating results. In addition, violations of the network rules or any failure to maintain good standing with the payment card networks as a payment service provider could impact our ability to facilitate payment card transactions on our platform, increase our costs, or could otherwise harm our business. If we were unable to facilitate payment card transactions on our platform, or were limited in our ability to do so, our business would be materially and adversely affected.

If we fail to comply with the rules and regulations adopted by the payment card networks, we would be in breach of our contractual obligations to our payment processors, financial institutions, or partners. Such failure to comply may subject us to fines, penalties, damages, higher transaction fees and civil liability, and could eventually prevent us from processing or accepting payment cards or could lead to a loss of payment processor partners, even if there is no compromise of customer or consumer information. In the event that we are found to be in violation of any of these legal or regulatory requirements, our business, financial condition, and results of operations could be harmed.

Our business is highly competitive, and we may be unable to compete successfully against current and future competitors.

We face competition in various aspects of our business, and we expect such competition to intensify in the future, as existing and new competitors, including those that introduce new solutions or enhance existing solutions that are directly competitive with our modules. We may compete against providers in the geographic areas we are then concentrating upon, including white-label digital ordering solution providers, restaurant-focused platforms, and others that provide direct digital ordering solutions, and custom software providers. Our potential new or existing competitors may be able to develop solutions that are better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations, or customer requirements. If competitors, most of which are much better capitalized than we are, are successful in providing our customers with a more attractive solution or pricing, our business and results of operation may be harmed.

Competition may intensify as current or future competitors enter into business combinations or alliances or raise additional capital, or as established companies in other market segments or geographic markets expand into our market segments or geographic markets. For instance, current or future competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us in areas where we operate including by integrating additional or competing platforms or features into solutions they control, such as additional payment, rewards, or delivery platforms or features. In addition, certain customers may choose to partner with our competitors in a specific geographic market or choose to engage exclusively with our competitors. Further, our current ecosystem partners could add features to their solutions, including point of sale functionality, limit or terminate the availability of their products on our platform, or directly compete with our solutions by expanding their product offerings. Current and future competitors may also choose to offer a different pricing model or to undercut prices in an effort to increase their market share. If we cannot compete successfully against current and future competitors, our business, results of operations, and financial condition could be negatively impacted.

We may be subject to claims by third parties of intellectual property infringement.

The software industry is characterized by the existence of a large number of patents, trademarks, copyrights, trade secrets, and other intellectual property rights, and frequent claims and related litigation regarding such intellectual property rights. Third parties have in the past asserted, and may in the future assert, that our platform, modules, technology, methods, or practices infringe, misappropriate, or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, non-practicing entities purchasing intellectual property assets for the purpose of making claims of infringement may attempt to extract settlements from us. The risk of claims may increase as the number of modules that we offer and competitors in our market increases, and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims.

Any such claims, regardless of merit, which result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business and have a material and adverse effect on our brand, business, financial condition, and results of operations. Although we do not believe that our proprietary technology, processes, and methods have been patented by any third party, it is possible that patents have been issued to third parties that cover all or a portion of our business. As a consequence of any patent or other intellectual property claims, we could be required to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our modules, or re-brand our modules. We may also be obligated to indemnify our customers against intellectual property claims, and we may have to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, or modify applications, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time, and attention to it, even if we are ultimately successful. Any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses for alternative technologies from third parties, prevent us from offering all or a portion of our modules and otherwise negatively affect our business and operating results.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property or prevent third parties from making unauthorized use of our technology could adversely affect our business, results of operations, and financial condition.

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under the intellectual property laws of the United States and, or foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. We hold no issued patents or US trademarks and therefore would not be entitled to exert patents to exclude or prevent our competitors from using our proprietary technology, methods, and processes to the extent independently developed by our competitors.

We rely primarily on trade secret laws and confidentiality agreements with our business partners, employees, consultants, advisors, customers, and other current or prospective partners in our efforts to protect our proprietary technology, confidential information, processes, methods, and intellectual property. These confidentiality agreements may not effectively prevent disclosure of our confidential information or the unauthorized use of our technology, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase.

We cannot be certain that our means of protecting our intellectual property and proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, results of operations, and financial condition could be adversely affected.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers, our partners, or third parties in connection with commercial disputes or our technology or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations.

Our brand is integral to our success; if we fail to effectively maintain, promote, and enhance our brand, our business and competitive advantage may be harmed.

We believe that maintaining, promoting, and enhancing our brand is critical to expanding our business. Maintaining and enhancing our brand will depend largely on our ability to continue to provide high-quality, well-designed, useful, reliable, and innovative modules, which we may not do successfully in the future.

Errors, defects, security incidents, disruptions, or other performance problems with our platform, including with third-party applications, services, or partners, may harm our reputation and brand. We may introduce new modules or terms of service that our customers or consumers do not like, which may negatively affect our brand. Additionally, if our customers or consumers have a negative experience using our modules or third-party solutions integrated with our platform, such an experience may affect our brand, especially as and if we continue to attract multi-location restaurant customers to our platform.

We believe that the importance of brand recognition will increase as competition in our market increases. In addition to our ability to provide reliable and useful modules at competitive prices, successful promotion of our brand will depend on the effectiveness of our marketing efforts. While we primarily market our platform through direct sales efforts, our platform is also marketed through a number of free traffic sources, including customer referrals and word-of-mouth. Our efforts to market our brand have involved significant expenses, which we intend to increase, and as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing spend may not yield increased revenue, and even if it does, any increased revenue may not offset the expenses we incur in building and maintaining our brand.

Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, could adversely impact the health of our customers and limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the global general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, decreases in restaurant and digital ordering spending, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, epidemics, warfare and terrorist attacks on the United States, Canada, or elsewhere, could cause a reduction in customer locations and digital ordering transaction volumes, a decrease in business investments, including spending on technology, business interruptions resulting from a destruction of our headquarters, and negatively affect the growth of our business.

More specifically, we are heavily reliant on the restaurant and food industries and any downturn or fundamental shift in those industries could significantly impact our results. Reports, whether true or not, of foodborne illnesses and injuries caused by food tampering have severely injured the reputations of participants in the food business and could do so in the future. The potential for acts of terrorism on the global food supply also exists and, if such an event occurs, it could harm our business and results of operations. In addition, reports of foodborne illnesses or food tampering could, as a result of negative publicity about the restaurant industry, harm our business and results of operations.

Lastly, the increased pace of consolidation in certain industries may result in reduced overall spending on our platform and modules. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Increases in food, labor, and occupancy costs could adversely affect results of operations.

Our financial success is dependent, in part, on the ability of our Shops customers to increase digital ordering and maintain profitability. These customers may experience increased operating costs, including changes to food, labor, occupancy, insurance, and supply costs, as well as costs of safety equipment related to the COVID-19 pandemic, and they may be unable to recover these costs through increased menu prices. Recently, there have been increased foods costs in the US. Various factors beyond our control, including government regulations relating to independent contractor classifications and minimum wage increases, may affect the total cost of digital food orders to consumers. If our current or future customers are unable to maintain or increase digital orders, or maintain profitability, our business, financial condition, and results of operations could be harmed.

Our failure to attract, train, or retain highly qualified personnel could harm our business.

Our success depends on our ability to attract, train, and retain qualified personnel, including our agents that market the Platform on our behalf. Competition for such personnel is intense. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.

We cannot guarantee we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition, and operating results.

Our Platform is in the early stages of commercialization; we are not certain that our Platform will be well received as anticipated.

Our Platform may not appeal to shops and consumers and put us at a competitive disadvantage. If our Platform fails to appeal to consumer tastes or we do not achieve or sustain market acceptance, we could lose customers which could have a material adverse effect on our business, financial condition, and operating results.

We may be unable to effectively manage growth.

As we continue to grow our business, grow the territories and the number of shops that are located in each Territory that our Platform is available, further develop and refine our Platform, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. We expect our growth to place a substantial strain on our managerial, operational, and financial resources. We cannot assure that we will be able to effectively manage the expansion of our operations, or that its facilities, systems, procedures, or controls will be adequate to support its operations. Our inability to manage future growth effectively would have a material adverse effect on its business, financial condition, and results of operations.

We will be subject to the reporting requirements of U.S. federal securities laws, which can be expensive.

We will be subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited financial statements to stockholders will cause our expenses to be higher than they would be if we had remained privately held. In addition, it may be time consuming, difficult, and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We estimate that our SEC reporting requirements for the next 12 months will cost us at least $80,000. We may need to hire additional financial reporting, internal controls, and other finance personnel to develop and implement appropriate internal controls and reporting procedures.

We may incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, we will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and to include an internal control report beginning with the Annual Report on Form 10-K.This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.

We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” within the meaning of the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this prospectus. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700.0 million as of any December 31 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, after which, in each case, we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of Common Stock held by non-affiliates exceeds $250 million as of the prior the end of our second fiscal quarter ending December 31st of each year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior to the end of our second fiscal quarter ending December 31st of each year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our failure to appropriately and timely respond to changing consumer preferences and demand for new products and services could significantly harm our customer relationships and have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to changing consumer trends and preferences. Our failure to accurately predict or react to these trends could negatively impact consumer opinion of us as a source for the latest products, which in turn could harm our customer relationships and cause us to lose market share. If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could have a material adverse effect on our financial condition and results of operations.

We face risks associated with our existing and planned international business.

We plan to offer our Platform in several countries. Our existing and planned international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing geographically dispersed operations,
•	compliance with various foreign laws, including local labor laws and regulations, where we operate throughout the world (as applicable),
•	government expropriation of assets,
•	changes in or uncertainties relating to geographically dispersed rules and regulations that may harm our ability to sell our Platform,

•	increase in withholding and other taxes, or limitations on remittances and other payments by foreign entities or strategic partners,
•	varying and possibly overlapping tax regimes, including the risk that the countries in which we operate will impose taxes on inter-company relationships,
•	currency devaluations or fluctuations in currency values,
•	economic, political, or social instability in foreign countries,
•	the enforceability of legal agreements and judgments in foreign countries,
•	an inability, or reduced ability, to protect our intellectual property,
•	the unprecedented ongoing Covid-19 pandemic, and
•	government subsidies or other incentives that favor local competitors.

We currently expect to expand in our existing and additional target international markets, but our expansion plans may not be successful. Failure of, or delay in, our expansion plans could significantly harm our business results.

We are exposed to foreign currency exchange rate fluctuations and exchange control risks, which may harm our results of operations and cause our financial results to fluctuate between periods.

Our operating expenses will be spread geographically across several countries. However, our revenue is reported to the SEC in US dollars while at the same time is denominated in other currencies across countries due to our international sales. We have expenses in various currencies. As a result, our revenue recognition, which is in US dollars, for reporting purposes, may vary and is at risk considering exchange rate fluctuations. A significant fluctuation in the countries we operate in, and U.S. dollar and other foreign currency exchange rates could therefore have a significant impact on our results of operations. The exchange rate between the various countries and these currencies, have fluctuated in the past and any appreciation or depreciation of any such currencies can impact our potential profitability and results of operations.

We may be unable to adequately protect or continue to use our intellectual property; failure to protect such intellectual property may harm our business.

The success of our business, in part, depends on our continued ability to use our brand name and other intellectual property to increase awareness of our brand name. We will attempt to protect our intellectual property rights through available copyright and trademark laws. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries, and the actions taken by us may be inadequate to prevent imitation by others of our brand name. and other intellectual property. Protecting our intellectual property rights may be impeded. If we fail to register the appropriate trademarks or our other efforts to protect relevant intellectual property prove to be inadequate, the value of our brands could decrease, which could harm our business and results of operations.

We will require additional capital to execute our overall business strategy.

We have an ambitious business strategy that includes expansion through internal growth. If we require the need to raise additional capital through the sale of equity, the issuance of those shares could result in dilution to our shareholders. In addition, if we obtain debt financing, a portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness. If adequate funds are unavailable, we may be required to curtail our operations. There can be no assurance that if we were to need additional funds to meet obligations we may incur in the future, that additional financing arrangements would be available in amounts or on terms acceptable to us.

Our officers own a controlling interest in the voting stock and investors will have minimal influence on our operations.

Our officers beneficially own and control the votes of approximately 88.64% of the outstanding Common Stock. As a result, our officers, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including the selection or removal of board members, amendments to the articles of incorporation or bylaws and measures that can affect a change in control or merger.

Climate changes may indirectly impact our business.

Climate changes such as severe weather, temperature fluctuations, water shortages may negatively impact the “Shops” and consumers with whom we conduct transactions with. Additionally, climate change related regulations may increase the costs of the “Shops” doing business, which may increase the costs to the consumers conducting transactions with the Shops, which may negatively impact our revenues and potential profitability.

RISKS RELATED TO OUR SECURITIES

An investment in our shares is highly speculative.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the risk factors contained herein relating to our business and prospects. If any of the risks presented herein actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The market price of our Common Stock may fluctuate significantly in the future.

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	competitive pricing pressures,
•	our ability to market our services on a cost-effective and timely basis,
•	changing conditions in the market,
•	changes in market valuations of similar companies,
•	stock market price and volume fluctuations generally,
•	regulatory developments,
•	fluctuations in our quarterly or annual operating results,
•	additions or departures of key personnel, and
•	future sales of our Common Stock or other securities.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. Shareholders may experience wide fluctuations in the market price of our securities. These fluctuations may have a negative effect on the market price of our securities and may prevent a shareholder from obtaining a market price equal to the purchase price such shareholder paid when the shareholder attempts to sell our securities in the open market. In these situations, the shareholder may be required either to sell our securities at a market price, which is lower than the purchase price the shareholder paid, or to hold our securities for a longer period than planned. An inactive or low trading market may also impair our ability to raise capital by selling shares of capital stock. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you which may include the complete loss of your investment. Any of the risks described above could adversely affect our sales and profitability and the price of our Common Stock.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 200,000,000 shares of common stock of which 21,689,982 have been issued and are outstanding. We may issue additional shares of our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

There is presently no market for our Common Stock; an inability to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult for you to sell your shares.

There has been no public market for our Common Stock. Although we intend to become a public reporting company after this Offering and apply to FINRA to have our Common Stock approved for quotation on the OTCQB quotation medium, there are no assurances that we will meet the requirements to secure a stock symbol. The OTC Markets is a dealer system that relies upon market-makers to provide quotations for the Common Stock, and it is possible that no market-maker will want to provide such quotations. If an active trading market cannot be achieved, it could negatively affect the value of the Shares and make it difficult for you to sell your Shares or recover any part of your investment. Even if a market for our Common Stock does develop, the market price of our Common Stock may be highly volatile. In addition, if we do not meet the criteria set forth in SEC regulations, various requirements could be imposed by law on broker-dealers who sell our securities to individuals other than established customers and accredited investors. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our Common Stock, the ability of holders of our Common Stock to sell our Common Stock, or the prices at which holders may be able to sell our Common Stock.

If our stock is thinly traded, sale of your holding may take a considerable amount of time.

If our shares of our Common Stock become quoted, they may be thinly traded on the OTC Markets OTCQB tier, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

If approved for stock quotation, our Common Stock will be subject to the "Penny Stock" rules of the SEC and the trading market in our securities will be limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the investor and (b) make a reasonable determination that the transactions in penny stocks are suitable for that investor and the investor has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the market in penny stocks.

You may have difficulty in locating a securities broker-dealer who will accept our shares.

We understand that most of the firms clearing stock for many broker-dealers have terminated acceptance of penny stocks that are not traded on an exchange. As a result, there are a limited number of securities brokers who will open an account for the purchase or sale of our shares or place a buy or sell order for you as an existing customer for the purchase or sale of our shares. Also, as a result, we believe you may pay higher brokerage commissions on the purchase and sale of our shares, be limited to only a few securities brokerage firms in the event you become dissatisfied with limited liquidity related to your investment in our shares.

There will be restrictions on resale of the Securities and there is no assurance of the registration of the Securities.

None of the Securities offered hereby may be resold unless, at the time of such intended sale, there is a current registration statement covering the resale of the Securities or there exists an exemption from registration under the Securities Act, and such Securities have been registered, qualified, or deemed to be exempt under applicable securities or “blue sky” laws in the state of residence of the seller or in the state where sales are being effected. While we currently intend to file a registration statement with the SEC after completion of this Offering, we are not granting investors any registration rights and no assurance can be given when, if ever, a registration statement covering the resale of the Shares will be filed or declared effective by the SEC. If the SEC does not approve a registration statement covering the resale of the Shares, investors will be precluded from disposing of such Securities unless such Securities may become eligible to be disposed of under the exemptions provided by Rule 144 under the Securities Act without restriction. If the Shares are not registered for resale under the Securities Act, or exempt therefrom, and registered or qualified under applicable securities or “blue sky” laws, or deemed exempt therefrom, the value of the Shares could be reduced.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities will be in the over-the-counter market, which is commonly referred to as the OTCQB as maintained by the Financial Industry Regulatory Authority (“FINRA”). As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also must be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, probably, will be subject to such penny stock rules for the foreseeable future and our shareholders will, likely, find it difficult to sell their securities.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our Common Stock price.

Our annual and quarterly operating results may in the future fluctuate significantly depending on factors including the timing of purchase orders, new product releases by us and other companies, gain or loss of significant customers, price discounting of our product, the timing of expenditures, product delivery requirements and economic conditions. Revenues related to our product are required to be recognized upon satisfaction of all applicable revenue recognition criteria. Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our common stock price.

We have never paid cash dividends and do not anticipate doing so in the foreseeable future.

We have never declared or paid cash dividends on our common shares. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Markets quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

There could be unidentified risks involved with an investment in our common stock. The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in our common stock. Additional risks will likely be experienced that we are not presently able to foresee. Prospective investors must not construe this information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment for an indefinite period of time and who can afford to lose their entire investment. We make no representations or warranties of any kind with respect to the likelihood of the success of our business, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in us.

We do not have an independent board of directors which could create a conflict of interests and pose a risk from a corporate governance perspective.

Our Board of Directors (the “Board”) of our current executive officer and consultants and we do not have any outside or independent directors. The lack of independent directors:

•	May prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence.
•	May present us from providing a check on management, which can limit management taking unnecessary risks.
•	Create potential for conflicts between management and the diligent independent decision-making process of the Board.
•	Present the risk that our executive officers on the Board may have influence over their personal compensation and benefits levels that may not be commensurate with our financial performance.
•	Deprive us of the benefits of various viewpoints and experience when confronting challenges that we face.

Because officers serve on our Board of Directors, it will be difficult for the Board to fulfill its traditional role as overseeing management.

Because we do not have a nominating, audit or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent, to perform these functions.

We do not have a nominating, audit, or compensation committee or any such committee comprised of independent directors. The board of directors performs these functions. No members of the board of directors are independent directors. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our election not to opt out of the JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the application date for private companies. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. As of present, there are no new or revised accounting standards that have been issued by the PCAOB or the SEC applicable to us for which we have adopted the application date for private companies.

The JOBS Act will also allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC. The recently enacted JOBS Act is intended to reduce the regulatory burden on emerging growth companies. The Registrant meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

•

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting,

•

be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer,

•

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation, and

•

be exempt from any rules that may be adopted by the Public Registrant Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We intend to take advantage of some or all the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company.” We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Registrant’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Registrant. As a result, investor confidence and the market price of our common stock may be adversely affected.

We may have difficulty obtaining officer and director coverage or obtaining such coverage on favorable terms or financially be unable to obtain any such coverage, which may make it difficult for our attracting and retaining qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage or financially be unable to obtain such coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.

We expect to incur expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future, and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

These and other new or changed laws, rules, regulations, and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations, and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud; as a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results will likely be harmed. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that any measures we implement will ensure that we achieve and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information and materially harm our business, which would have a negative effect on our operations.

RISKS RELATED TO COVID-19

The recent emergence and uncertainty arising from the Covid omicron variant may cause market uncertainty and reduced demand for the products of the Shops and negatively impact our revenues and our share price.

On November 29, 2021, the World Health Organization announced that the omicron variant is likely to spread and creates a global risk. The sale of the Shops’ products could be disrupted as a result of the occurrence of cases, hospitalizations, and deaths resulting from the omicron variant and could adversely affect our business, results of operations and financial condition. Future outbreaks of new strains of COVID-19 may not respond to existing treatments including vaccinations and the rapid spread of the omicron and future new variants make it difficult to predict the impact of COVID-19 on our operations. Because of the uncertainty and impact of the omicron variant, investors may not want to purchase our common stock and the demand for our shares and our stock price could be negatively impacted.

The outbreak of the coronavirus may negatively impact the business and products of the Shops that we do business with, which could adversely affect our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

The outbreak of the COVID-19 may adversely affect our business

The worldwide outbreak of coronavirus could adversely affect our business, results of operations and financial condition. The coronavirus outbreak may materially impact our business due to business shutdowns, social distancing measures, government mandates to close or restrict the business restaurants, bars, coffee, and other drink establishments that we do business with. Additionally, Travel restriction may adversely impact our business, results of operations and financial condition because of a downturn in tourism in the countries where we conduct our business.

The outbreak of the COVID-19 may adversely affect our customers.

Further, such risks as described above could also adversely affect our customers' financial condition, resulting in reduced spending for our products and services. COVID-19 could also lead to the complete or partial closure of our sourcing companies. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

THE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED ABOVE AND BELOW.

CAUTIONARY NOTE ON RISKS

We have sought to identify what we believe to be the most significant risks to our Business, Securities and related to COVID-19, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES

Our executive offices are located at 10101 S. Roberts Road, Suite 209, Palos Hills, Illinois 60465 and consists of 150 square feet composed of (office, conference room, etc.). We pay monthly rent of $0 and our lease expires on December 31, 2022.

The offices are leased by our Chief Financial Officer’s company, Nicholas G. Vardalos & Company LLP, 150 square feet of which that is subleased to us at no charge.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of March 30, 2022, our common stock was held by 24 stockholders of record and we had 21,689,982 shares of common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Prospectus. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our Business

We are a Social Networking Platform that connects its Users using the practice of treating Food and/or beverage products via our Platform. The participants in our Platform include: Shops, Sending Consumers, Receiving Consumers and Brands

We have created a technology infrastructure for the Shops, Sending Consumers and Receiving Consumers, and Brands that wish to advertise with us, to interconnect, interact, and engage in what we have strived for, a “fun, social networking experience.”

We are an early stage company with significant development steps as indicated in our Plan of Operations.

Results of Operations for Fiscal Year Ended December 31, 2021

Revenues

Our revenues for FY 2021 were $3,039 consisting solely of treats from our Platform.

Operating expenses

We incurred total operating expenses of $172,348 for the twelve months ended December 31, 2021, consisting of $64,871 of professional fees and $107,477 of other general and administrative costs.

Net loss

We had a net loss of $289,309 for the twelve months ended December 31, 2021.

Liquidity and Capital Resources

Our cash flows used in operating activities were $102,846 which is attributed to legal and auditing services, advertising and marketing expenses and travel expenses.

Our cash flows from financing activities were $183,098 consisting of $5,598 due to related party and $177,500 cash for common stock.

Plan of Operations

Operations

We anticipate that we will incur $360,000 of total expenses over the next 15 months with operating expenses of approximately at a burn rate of $15,000 per month for the next 3 months and $30,000 for the following twelve months, as follows: (a) product development - $100,000; (b), marketing - $145,000; and (c) and international business development - $80,000. Based on our current cash position of $30,035 as of December 31st, 2021, and the $88,000 in Subscription Receivables for a total of $118,035, we will be able to conduct our operations for only the next 4 months, which is contingent upon obtaining additional financing. There is no assurance that we will be able to obtain or on terms acceptable to us.

MONTH	STEP	METHOD / ACCOMPLISHMENT	ESTIMATED OPERATING COST
Jan – Mar 2022	Product: Real-Time Payment System Integration	Design internally, implement with subcontractor	$35,000
Apr – Jun 2022	Product: Real-Time Reporting for Shops / Brands	Design internally, implement with subcontractor	$15,000
Jul – Sep 2022	Product: Social Networking Features Upgrade	Design internally, implement with subcontractor	$30,000
Oct – Dec 2022	Product: Treating Mechanism Features Upgrade	Design internally, implement with subcontractor	$20,000
Jan – Mar 2022	Marketing: Execute Customer Acquisition Strategy	Design internally, implement with subcontractor	$40,000
Apr – Jun 2022	Marketing: Execute Customer Activation Strategy	Design internally, implement with subcontractor	$30,000
Jul – Sep 2022	Marketing: Execute Retention Strategy	Design internally, implement with subcontractor	$35,000
Oct – Dec 2022	Marketing: Execute Referral and Loyalty Strategy	Design internally, implement with subcontractor	$35,000
Jan – Mar 2022	International: Secure contracts from current pipeline	Travel / negotiation with identified potential local partners	$20,000
Apr – Sep 2022	International: Create new markets pipeline	Travel / present business concept to identified potential local partners	$40,000
Oct – Dec 2022	International: Secure contracts from new pipeline	Travel / negotiation with identified potential local partners	$20,000
Jan – Mar 2023	Marketing: Introduce food ordering option to the Shops	Train / manage Field Sales Teams in coordination with Local Partners	$5,000

Going Concern

The report of the independent registered public accounting firm accompanying our December 31, 2021 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Financial Statements

of

BROOQLY, INC.

For the Period from February 19, 2021 (Inception) to

 December 31, 2021

F-1

BROOQLY, INC

TABLE OF CONTENTS – FINANCIAL STATEMENTS

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of BrooqLy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of BrooqLy, Inc. (the “Company”) as of December 31, 2021, the related statement of operations, stockholders’ equity (deficit), and cash flows for the period February 19, 2021 (Inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period February 19, 2021 (Inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 29, 2022

BrooqLy Inc.
Balance Sheet

December 31, 2021
ASSETS
Current Assets
Cash	$30,035
Accounts Receivable	-
Prepaid Expenses	204
Total Current Assets	30,239

Long-term Assets
Intangible Assets, net	49,260
Total Long-term Assets	49,260

Total Assets	$79,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$16,214
Due to related party	5,597
Total Current Liabilities	21,811

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 22,564,982 and zero common shares issued and outstanding at December 31, 2021 and December 31, 2020 respectively	$2,257
Additional paid in capital	432,740
Subscription Receivable	(88,000)
Accumulated deficit	(289,309)
Total Stockholders’ Equity	57,688

Total Liabilities and Stockholders’ Equity	$79,499
The accompanying notes are an integral part of these financial statements.

BrooqLy Inc.
Statement of Operations

For the period from February 19, 2021 (Inception) to December 31, 2021

Revenue	$3,039
Total Revenue	3,039

Operating expenses
Professional fees	64,871
Other general and administrative costs	107,477

Total operating expenses	172,348

Gain/(Loss) from operations	(169,309)

Interest Expense	(120,000)
Other Income (expense) net	(120,000)

Net profit/(loss) before income tax	$(289,309)

Provision for income taxes (benefit)	-

Net profit/(loss)	$(289,309)

Net Profit/(Loss) Per Common Stock
- basic and fully diluted	$(0.02)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	15,790,960

The accompanying notes are an integral part of these financial statements.

BrooqLy Inc.
Statement of Cash Flows

For the period from February 19, 2021 (Inception) to December 31, 2021
Cash Flows from Operating Activities
Net profit (loss) for the period	$(289,309)

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense - warrant	120,000
Amortization	956
Stock Compensation expense	49,497
Changes in assets and liabilities
Accounts Payable	16,214
Prepaid Expenses	(204)
Net cash used in operating activities	$(102,846)

Cash Flows from Investing Activities
Software	(50,217)
Net cash used in investing activities	$(50,217)

Cash Flows from Financing Activities
Cash (Used) or provided by:
Due to related party	5,598
Cash for common stock	177,500
Net cash provided by financing activities	$183,098

Increase (Decrease) in Cash	30,035

Increase in Cash
Cash at beginning of period	-
Cash at end of period	$30,035

The accompanying notes are an integral part of these financial statements.

BrooqLy Inc.
Statement of the Changes in Shareholder's Equity

	For the period from February 19, 2021 (Inception) to December 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, January 1, 2020	-	$-	-	-	-	-
Shares issued for cash	21,437,500	2,144	175,356	-	-	177,500
Shares issued for Services	247,482	25	49,472	-	-	49,497
Subscription Receivable	880,000	88	87,912	-	(88,000)	-
Warrant Issued		-	120,000	-	-	120,000
Net Income		-	-	(289,309)	-	(289,309)
Balance, December 31, 2021	22,564,982	$2,257	432,740	(289,309)	(88,000)	57,688

The accompanying notes are an integral part of these financial statements.

BROOQLY, INC

Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESSDESCRIPTION OF BUSINESS

The Company is an early-stage company incorporated in Nevada on February 19, 2021 under the name “MyTreat, Inc”. On May 12, 2021, pursuant to an amendment to its Articles of Incorporation the Company filed with the state of Nevada, the Company changed its name to brooqLy, Inc.

The Company is a social networking platform that connects people using the practice of treating products via our Platform. The participants in our Platform include:

•	Shops that register to use the Company’s Platform
•	Sending Consumers who order “treats” for Receiving Consumers who download our app and are registered on the Company’s Platform.
•	Receiving Consumers who receive the “treats” from Sending Consumers who have downloaded the Company’s r app and are registered on the Company’s Platform.

The Company has created a technology infrastructure for the Shops, Sending and Receiving consumers, and Brands that wish to advertise with the Company, to interconnect, interact, and engage in what the Company has strived for, a “fun experience.” The Company’s Platform serves as the connection point and facilitator among its Platform participants, who are the Shops Sending Consumers, and Receiving Consumers.

On October 14th, 2021, the Company applied to the EU Intellectual Property Office for the trademark "BROOQLY"; on February 2, 2022, the Company received a Certificate of Registration from the EU Intellectual Property Office.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2021, and statements of operations and cash flows for the year ended December 31, 2021.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Intangible Assets

Intangible assets are measured at cost less accumulated amortization and impairment losses, if any. They are amortized on a straight-line basis over their estimated useful lives. The company has amortized their software application over the useful life of 15 years.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606 upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The company has three types of revenues; a) fees charged to shops for registering with the company’s app, b) treats sent from receiving and/or sending consumers, and c) advertising from other company brands on the app.

All services are recorded at the time that control of the products is transferred to the Receiving consumers upon their redemption of their treat. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including, our right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to consumers.

Revenue recognized from contracts with customers is disclosed separately from other sources of revenue. ASC 606 includes guidance on when revenue should be recognized on a Gross (Principal) or Net (Agent) basis. The Company’s revenue is recognized primarily as performance obligations are satisfied. For all fixed-price contracts, revenue is recognized based on the actual service provided to the end of the reporting period.

Stock-Based Compensation

The measurement and recognition of stock - based compensation expense is based on estimated fair values for all share-based awards made to employees and directors, including stock options and for non-employee equity transactions as per ASC 718 rules.

For transactions in which we obtain certain services of employees, directors, and consultants in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the vesting period.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2021.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12: Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company will be adopting this new accounting guidance this year, that may result in tax payable for the foreign subsidiary.

Foreign Currency Translation

The Company considers the U.S. dollar to be its functional currency as it is the currency of the primary economic environment in which the Company operates. Accordingly, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities are translated at the exchange rates in effect at the time of acquisition or issue. Revenues and expenses are translated at rates approximating the exchange rates in effect at the time of the transactions. All exchange gains and losses are included in operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company recorded $3,039 in revenue for the year ended December 31, 2021. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenues to cover operating costs Until we generate material operating revenues, the Company will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such offering or that it will raise sufficient funding to continue its operations.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. If the company is unable to raise additional funds, there is substantial doubt about its ability to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On December 31, 2021, there were 22,564,982 common shares issued and outstanding.

For the year ended December 31, 2021, the Company issued 22,564,982 shares of common stock for cash proceeds of $265,500 with subscription receivables of $88,000 and 247,482 shares of common stock for services rendered of $49,497.

Warrants

From September 17, 2021 to December 31, 2021, the company sold 2,000,000 Common Stock Shares to 3 accredited investors at a price of $0.10 per share or an aggregate of $200,000, which subscription also included 1 Common Stock Purchase Warrant for each Common Stock Share Purchased, exercisable at ten (10) cents per share ($0.10). Upon FINRA granting a trading symbol to the Company for quotation on the OTC Markets OTCQB, the Warrant Exercise Price will then be calculated at a 50% discount to the 7-day average price for that 7 day period preceding exercise of the Warrant. The Warrant Exercisable Period is 5 years from the date of the Subscriber subscribing to the Shares.

Under ASC 480 “Distinguishing Liabilities from Equity” the management has determined that these warrants are freestanding instruments issued by the Company to a shareholder giving them the right to purchases additional equity shares, thereby they are classified as equity. The warrants meet the underling factors that determine if they fall under the scope of ASC 480-10 to be classified as equity. The share purchase warrants are classified as equity instruments because a fixed amount of cash is exchanged for a fixed amount of equity.

Changes in Equity

For the year beginning January 1, 2021, the company had a shareholders’ deficit balance of $0. With the sale of 21,437,500 shares of common stock for a value of $265,500, the issuance of 247,482 shares of common stock for stock-based compensation a value of $49,497, the subscription receivables of $88,000, the outstanding warrants of $120,000 and the net loss of $289,309 for the year ended December 31, 2021, the ending balance in equity is $57,688 as of December 31, 2021.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

December 31,
2021

Net operating loss carry-forward	(289,309)
Less: Valuation Allowance	289,309
Net deferred tax asset	$-

The Company had federal net operating loss carry forwards for tax purposes of approximately $289,309 on December 31, 2021, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 7 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to December 31, 2021, through March 29, 2022, the date these financial statements were issued, and has determined that the following are material subsequent events to these financial statements.

On February the 23rd, 2022 with the Unanimous Board Resolution, the Company cancelled 875,000 shares issued to an investor for failure to pay $75,000 of the Aggregate Investment; as such, the investment was calculated on the basis of $0.20 per share, for which there is an adjusted number of Common Stock Shares (and no warrants) of 125,000 shares, rather than 1,000,000 shares. The difference of 875,000 shares will be cancelled and returned to the Company’s treasury resulting in a decrease of the Company’s outstanding shares by 875,000 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the year ended December 31, 2021 . Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2021 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation, or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Panos Lazaretos	CEO/Director	49	February 19, 2021
Helen V. Maridakis	CFO/Director	60	February 19, 2021
Nikos Ioannou	COO/Director	44	February 19, 2021

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Panagiotis N. Lazaretos has been a member of our Board Directors and Chief Executive Officer since February 19, 2021. Since November 2019 he also serves as a Board Director and Chairman of the Compensation Committee of SPAR Group, Inc (NASDAQ: SGRP) a Field Sales and Marketing Services company. Since February 2017, Mr. Lazaretos has been the Founder and Managing Partner of THENABLERS, Ltd, an International Business Development Services provider. Prior to that and from July 2013 until November 2016, Mr. Lazaretos served as the EEMENA Director – Field Sales & Marketing Services for Adecco Group, the industry Leader in Human Resources. He holds a BS in Computer Science from SUNY New Paltz and has attended MBA courses in Information Technology classes at PACE University

Dr. Nikolaos Ioannou has been a member of our Board Director and Chief Operating Officer since February 19, 2021. He is also the founder and Chief Executive Officer of Delivery.gr, a Greek market’s Online Food & Grocery Ordering sector. Mr. Ioannou was also a lecturer at University of Patras, Greece, and doctoral researcher at NCSR Democritus. He has 15 years entrepreneurial experience on Technology companies. Dr Ioannou holds a B.Sc. in Physics, an MSc on Information Technology and Computing and a PhD on Microelectronics NCSR Democritus.

Helen V. Maridakis has been a member of our Board Directors and Chief Financial Officer since February 19, 2021. She is also the founder and Managing Partner of Vardalos & Associates, Inc, an international business consulting and accounting firm since March 2006. Previously, she was employed with Nicholas G. Vardalos CPAs from October 1995 where she was responsible for providing financial and tax advice to the company’s business clients. She has over 30 years of financial consulting, accounting, and entrepreneurial experience. Mrs. Maridakis holds a BSc Degree in Accounting from the University of Illinois at Chicago as of March 1983 and an MBA in Information Technology from the Group Ecole de Supérieure de Commerce et de Management at Athens, Greece from June 2004.

Family Relationships

There are no family relationships between us and any director or executive officer.

Significant Employees

There are no significant employees

Involvement in Certain Legal Proceedings

None

None of our directors and executive officers has been involved in any of the following events during the past ten years:

a)

any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent, or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing,

b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences),
c)

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws,

d)

being the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity,

e)

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated,

f)

being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated,

g)

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or

h)

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act.

Committees of Board of Directors

Audit

We do not have an audit committee that provides independent review and oversight of a company’s financial reporting processes, internal controls, and independent auditors. Our Board of Directors, as a whole, will act as our Audit Committee. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Governance

We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

Compensation

Our board of directors is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We have no committees of our board of directors.

Corporate Governance

General

Our board of directors believes that good corporate governance improves corporate performance and benefits all stockholders.

Compensation

Our board of directors is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We do not have an audit committee that provides independent review and oversight of a company’s financial reporting processes, internal controls, and independent auditors

We have no committees of our board of directors. We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Director Independence

We are not currently listed on the Nasdaq Stock Market, which requires independent directors. In evaluating the independence of our members and the composition of the committees of our board of directors, we utilize the definition of “independence” as that term is defined by applicable listing standards of the Nasdaq Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

According to the Nasdaq definition, we believe that none of our directors are independent.

Our board of directors expects to continue to evaluate its independence standards and whether and to what extent the composition of our board of directors and its committees meets those standards. We ultimately intend to appoint such persons to our board and committees of our board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, we intend that a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated under the Securities Act of 1933, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and Chief Financial Officer during 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Panos Lazaretos	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Helen V. Maridakis	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Nikolaos Ioannou	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

___________

*We were incorporated on February 19, 2021; as such, we have only 2021 representing executive compensation.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

During our Fiscal Year, neither our Chief Executive Officer or Chief Financial Officer or Chief Operating Officer has been paid a salary or any other compensation.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant, or employee of our company.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, and we have not paid any compensation to our directors.

Independent Directors

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation, Nominating, and Audit Committees

We do not currently have compensation, nominating, or audit committees. Our board of directors, as a whole, performs the functions of these committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of the date of this filing, certain information concerning the beneficial ownership of our capital stock, including our common stock:

•	Each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock,
•	Each director,
•	Each named executive officer,
•	All our executive officers and directors as a group, and
•	Each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

At present, our beneficial ownership consists of 20,000,000 shares or 88.64% of issued and outstanding common stock.

The following table sets forth, as of December 31, 2021 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by our current executive officers and directors as a group.

Common Stock Shares

Name of Beneficial Owner (1)	Common	Nature of Beneficial Ownership	Percentage of Total Common
Panos Lazaretos (CEO/Director)	9,000,000	Officer and Director	39.89
Helen V. Maridakis (CFO/Director)	2,000,000	Officer and Director	8.86
Nikolaos Ioannou (COO/Director)	9,000,000	Officer and Director	39.89

Total			88.64

____________

(1) Each of the beneficial owners have held the officer/director positions indicated above since February 19, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets and in which any of the following persons had or will have a direct or indirect material interest:

a)	any director or executive officer of our company,
b)	any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities,
c)

any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting, or disposing of our common stock, which acquired control of our company when it was a shell company, and

d)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

We lease our offices from our Chief Financial Officer’s company, Nicholas G. Vardalos & Company LLP,  150 square feet of which is subleased to us at no cost.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended December 31, 2021 amounted to $25,920.

All Other Fees

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.XSD*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*   Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Panagiotis N. Lazaretos
Panagiotis N. Lazaretos
Chief Executive Officer Principle Executive Officer

By:	/s/ Helen V. Maridakis
Helen V. Maridakis Chief Financial Officer/Chief Accounting Officer Principle Financial Officer

Dated: March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Panagiotis N. Lazaretos
Panagiotis N. Lazaretos
Director

By:	/s/ Helen V. Maridakis
Helen V. Maridakis Director

By:	/s/ Nikolaos Ioannou
Nikolaos Ioannou Director

Dated: March 30, 2022

