Form 10-Q
period 2022-03-31
brooqLy, Inc.
filed 2022-05-16
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-56399

Commission File Number

brooqLy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-2265420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10101 S. Roberts Road, Suite 209

Palos Hill, Illinois 60465

(Address of principal executive offices)

(224) 789-6673

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Company has 21,689,982 common stock shares outstanding as of May 16, 2022.

2

PART I – FINANCIAL INFORMATION

Condensed Financial Statements

of

BROOQLY, INC.

For the Three Months Ended March 31, 2022

F-1

BROOQLY, INC

BrooqLy Inc.

Unaudited Condensed Balance Sheets

	March 31, 2022	December 31, 2021 (Audited)
ASSET
Current Assets
Cash	$3,184	$30,035
Prepaid Expenses	204	204
Total Current Assets	3,388	30,239

Long-term Assets
Intangible Assets, net	56,640	49,260
Total Long-term Assets	56,640	49,260

Total Assets	$60,028	$79,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$40,178	$16,214
Due to related party	15,875	5,597
Total Current Liabilities	56,053	21,811

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 21,689,982 and 22,564,982 common shares issued and outstanding at March 31, 2022 and December 31, 2021 respectively	2,169	2,257
Additional paid in capital	357,827	432,740
Subscription Receivable	-	(88,000)
Accumulated deficit	(356,021)	(289,309)
Total Stockholders’ Equity	3,975	57,687

Total Liabilities and Stockholders’ Equity	$60,028	$79,498

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Operations

	THREE MONTHS ENDED March 31, 2022	PERIOD ENDED March 31, 2022
Revenue
	$115	$-
Total Revenue	115	-

Operating expenses
Professional fees	47,014	4,065
Other general and administrative costs	19,813	860

Total operating expenses	66,827	4,925

Loss from operations	(66,712)	(4,925)

Interest Expense	-	-
Other Income (expense) net	-	-

Loss before income tax	$(66,712)	$(4,925)

Provision for income taxes (benefit)	-	-

Net loss	$(66,712)	$(4,925)

Net Loss Per Common Stock - basic and fully diluted	$(0.00)	$-
Weighted-average number of shares of common stock outstanding - basic and fully diluted	22,574,075	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Cash Flows

	THREE MONTHS ENDED March 31, 2022	PERIOD ENDED March 31, 2022
Cash Flows from Operating Activities
Net loss for the period	$(66,712)	$(4,925)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	871	-
Changes in assets and liabilities
Accounts Payable	23,963	-
Due to related party	10,278	4,925
Net cash used in operating activities	$(31,600)	$-

Cash Flows from Investing Activities
Software	(8,250)	-
Net cash used in investing activities	$(8,250)	$-

Cash Flows from Financing Activities
Shares issued for cash	12,999	-
Net cash provided by financing activities	$12,999	$-

Net decrease in Cash	(26,851)	-

Change in Cash
Cash at beginning of period	30,035	-
Cash at end of period	$3,184	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed of the Changes in Stockholder's Equity(Deficit)

	March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance, January 1, 2022	22,564,982	$2,257	$432,740	$(289,309)	$(88,000)	$57,687
Shares issued for cash	125,000	12	24,987		(12,000)	12,999
Shares issued for Services	-	-	-	-	-	-
Subscription Receivable	-	-	-	-	-	-
Reversal of Warrants	(1,000,000)	(100)	(99,900)		100,000	-
Net Loss for the Three Months Ended March 31, 2022				(66,712)		(66,712)
Balance, March 31, 2022	21,689,982	$2,169	$357,827	$(356,021)	$-	$3,975

	March 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, February 19, 2021 (Inception)	-	$-	$-	$-	$-	$-
Net Loss for the Three Months Ended March 31, 2021				(4,925)		(4,925)
Balance, March 31, 2021	-	$-	$-	$(4,925)	$-	$(4,925)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOQLY, INC

Notes to the Unaudited Condensed Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is an early-stage company incorporated in Nevada on February 19, 2021, under the name “MyTreat, Inc”. On May 12, 2021, pursuant to an amendment to its Articles of Incorporation the Company filed with the state of Nevada, the Company changed its name to brooqLy, Inc.

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

On October 14, 2021, the Company applied to the EU Intellectual Property Office for the trademark "BROOQLY", which application was accepted on February 2, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The company believes that the disclosures in these condensed financial statements are adequate and not misleading. In the opinion of management, the condensed financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2022, and statements of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed financial statements.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the condensed financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these condensed financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2022.

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

NOTE 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company recorded $115 in revenue for the three months ended March 31, 2022. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenues to cover operating costs. Until we generate material operating revenues, the Company will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such offering or that it will raise sufficient funding to continue its operations.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. If the company is unable to raise additional funds, there is substantial doubt about its ability to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On March 31, 2022, there were 21,689,982 common shares issued and outstanding.

For the year ended December 31, 2021, the Company issued 22,564,982 shares of common stock for cash proceeds of $265,500 and Subscription receivables of $88,000 and 247,482 shares of common stock for services rendered of $49,497.

For the three months ended March 31, 2022, the Company cancelled 1,000,000 in common shares and warrants issued to an accredited investor.  The company had entered into a subscription agreement on September 30, 2021, whereby the investor agreed to purchase up to 1,000,000 shares of common stock and 1,000,000 in warrants at $0.10 per share.  The investment was in excess of $50,000 entitling the investor to receive shares and warrants at a reduced price instead of at $0.20 per share from those investors investing less than $50,000. The investor failed to pay $75,000 of the aggregate investment and the company has determined that the investor will not receive the benefit of the $0.10 per share price and its shares shall be calculated on the basis of $0.20 per share, for which there is an adjusted number of common shares (and no warrants), of 125,000 shares for the cash proceeds of $25,000 that the company received from the investor. Thusly, there were no Subscription receivables as of March 31, 2022.

Warrants

From September 17, 2021, to December 31, 2021, the company sold 2,000,000 Common Stock Shares to 3 accredited investors at a price of $0.10 per share or an aggregate of $200,000, which subscription also included 1 Common Stock Purchase Warrant for each Common Stock Share Purchased, exercisable at ten (10) cents per share ($0.10).  Upon FINRA granting a trading symbol to the Company for quotation on the OTC Markets OTCQB, the Warrant Exercise Price will then be calculated at a 50% discount to the 7-day average price for that 7-day period preceding exercise of the Warrant. The Warrant Exercisable Period is 5 years from the date of the Subscriber subscribing to the Shares.

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

On February the 23, 2022 with the Unanimous Board Resolution, the Company cancelled 1,000,000 shares issued to an investor for failure to pay $75,000 of the Aggregate Investment; as such, the investment was calculated on the basis of $0.20 per share, for which there is an adjusted number of Common Stock Shares (and no warrants) of 125,000 shares, rather than the 1,000,000 shares. The difference of 875,000 shares (will be cancelled and returned to the Company’s treasury. resulting in a decrease of the Company’s outstanding shares by 875,000 shares.  The warrants were subsequently cancelled.

Changes in Equity

For the year beginning January 1, 2022, the company had a stockholders’ equity balance of $57,688. With the cancellation of 1,000,000 common stock and warrants for a value of $100,000 and the sale of 125,000 shares of common stock for a value of $25,000, and the net loss of $66,712 for the three months ended March 31, 2022, the ending balance in equity is $3,975 as of March 31, 2022.

For the period beginning from inception, February 19, 2021, the company had a stockholders’ deficit balance of $0. With the net loss of $4,925 for the three months ended March 31, 2021, resulted in a deficit of $4,925 as of March 31, 2021.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the condensed financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	March 31,	December 31,
	2022	2021

Net operating loss carry-forward	$(356,021)	$(289,309)
Less: valuation allowance	356,021	289,309
Net deferred tax asset	$-	$-

The Company had federal net operating loss carry forwards for tax purposes of $289,309 on December 31, 2021, and $356,021 on March 31, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2022, through the date of this filing, and has determined that there are no following material subsequent events to these condensed financial statements.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

At March 31, 2022, we had a working capital deficit of approximately $52,665 and we have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund its anticipated level of operations for at least the next 12 months from the date these condensed financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

Our ability to continue operations depends on its ability to generate and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish its strategic objectives. We expect that we will continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for its operations will depend on many factors, including the ability to generate revenues and its ability to obtain capital. There is no assurance that we will be successful in any capital-raising efforts that it may undertake to fund operations and implement its business plan in the future.

Our plans to implement our Plan of Operations include the following:

•	Continual upgrading, development and integration of platform
•	Secure international local partner contracts and create new markets

The foregoing goals will increase expenses and lead to possible net losses. There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. There is no assurance we will be successful in any of these goals.

Results of Operations

The following information should be read in conjunction with the condensed financial statements and notes appearing elsewhere in this Report. We have generated minimal revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin our planned operations

For the Three Months Ended March 31, 2022 and 2021

Revenues

We had $115 in revenues for the three months ended March 31, 2022 and $0 for the three months ended March 31, 2021.

Operating Expenses

Our operating expenses totaled $66,827 and $4,925 for the three months ended March 31, 2022 and March 31, 2021 respectively.

Other Income and Expenses

Net Loss

For the three months ended March 31, 2022 and 2021, we recognized net losses of $66,712 and $4,925 respectively The net losses are due to the $66,827 and $4,925 in operating expenses.

We anticipate losses from operations will increase during the next twelve months due to anticipated $76,000 in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues become sufficient to offset operating expenses.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses mainly through advances and/or loans from affiliates and stockholders.

At March 31, 2022, we had a working capital deficit of $52,665 and have yet to procure additional investment capital. Our current liquidity resources are not sufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the three months ended March 31, 2022, and March 31, 2021, our net cash used in operating activities was $31,600 and $0, respectively. The increase is mainly due to accounts payable and receipt of Subscriptions Receivable. Our primary uses of funds in operations were payments made for legal and professional costs.

Net Cash Used in Investing Activities.

For the three months ended March 31, 2022, our net cash used from investment activities was $8,250 and $0, respectively.

Net Cash Provided by Financing Activities.

As of March 31, 2022, net cash provided by financing activities was $12,999 and $0, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at March 31, 2022 was $56,053, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable and due to related party.

At March 31, 2022, we had $3,388 of current assets and our working capital deficit was $52,665.

Off-Balance Sheet Arrangements

We have not and do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The above discussion should be read in conjunction with our consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure the information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2022 is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors; however, our Form 10-K for the FY ending December 31, 2021, contains various risk factors at the following link:

https://www.sec.gov/ix?doc=/Archives/edgar/data/1854526/000147793222001710/brooqly_10k.htm

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

____________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOQLY, INC.

Date: May 16, 2022	By:	/s/ Panagiotis Lazaretos
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Helen Maridakis
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

