Form 10-Q
period 2022-06-30
brooqLy, Inc.
filed 2022-08-12
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Company has 23,314,982 common stock shares outstanding as of August 12, 2022.

2

PART I – FINANCIAL INFORMATION

Condensed Financial Statements

of

BROOQLY, INC.

For the Three and Six Months Ended June 30, 2022

F-1

BROOQLY, INC

BrooqLy Inc.
Unaudited Condensed Balance Sheets

	June 30, 2022	December 31, 2021 (Audited)
ASSET
Current Assets
Cash	$5,543	$30,035
Prepaid Expenses	204	204
Total Current Assets	5,747	30,239

Long-term Assets
Intangible Assets, net	71,157	49,260
Total Long-term Assets	71,157	49,260

Total Assets	$76,904	$79,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$38,053	$16,214
Due to related party	28,802	5,597
Total Current Liabilities	66,855	21,811

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 22,089,982 and 22,564,982 common shares issued and outstanding on June 30, 2022 and December 31, 2021 respectively	2,209	2,257
Additional paid in capital	412,787	432,740
Subscription Receivable	-	(88,000)
Accumulated deficit	(404,947)	(289,309)
Total Stockholders’ Equity	10,049	57,687

Total Liabilities and Stockholders’ Equity	$76,904	$79,498

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.
Unaudited Condensed Statements of Operations

	THREE MONTHS ENDED June 30, 2022	THREE MONTHS ENDED June 30, 2021	SIX MONTHS ENDED June 30, 2022	PERIOD ENDED June 30, 2021

Revenue	$661	$-	$776	$-
Total Revenue	661	-	776	-

Operating expenses
Professional fees	19,492	6,622	66,506	10,687
Other general and administrative costs	30,095	21,104	49,908	21,964

Total operating expenses	49,587	27,726	116,414	32,651

Net Loss from operations	(48,926)	(27,726)	(115,638)	(32,651)

Net loss before income taxes	$(48,926)	$(27,726)	$(115,638)	$(32,651)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(48,926)	$(27,726)	$(115,638)	$(32,651)

Net loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	22,019,652	19,862,967	22,121,612	9,931,484

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.
Unaudited Condensed Statements of Cash Flows

	SIX MONTHS ENDED June 30, 2022	PERIOD ENDED June 30, 2021
Cash Flows from Operating Activities
Net loss	$(115,638)	$(32,651)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	1,131	-
Changes in assets and liabilities
Accounts Payable	21,839	8,802
Due to related party	23,204	4,975
Net cash used in operating activities	$(69,464)	$(18,874)

Cash Flows from Investing Activities
Software	(23,028)	-
Net cash used in investing activities	$(23,028)	$-

Cash Flows from Financing Activities
Shares issued for cash	68,000	25,400
Net cash provided by financing activities	$68,000	$25,400

Net Increase (Decrease) in Cash	(24,492)	6,526

Net Change in Cash
Cash at beginning of period	30,035	-
Cash at end of period	$5,543	$6,526

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.
Unaudited Condensed of the Changes in Stockholder's Equity (Deficit)

	Common Stock		Additional			Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Equity (Deficit)
Balance, January 1, 2022	22,564,982	$2,257	$432,740	$(289,309)	$(88,000)	$57,687
Shares issued for cash	125,000	12	24,987		(12,000)	12,999
Reversal of Warrants	(1,000,000)	(100)	(99,900)		100,000	-
Net loss				(66,712)		(66,712)
Balance, March 31, 2022	21,689,982	$2,169	$357,827	$(356,021)	$-	$3,975

Shares issued for cash	400,000	40	54,960		-	55,000
Net loss				(48,926)		(48,926)
Balance, June 30, 2022	22,089,982	$2,209	$412,787	$(404,947)	$-	$10,049

	Common Stock		Additional			Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Equity (Deficit)
Balance, February 19, 2021 (Inception)	-	$-	$-	$-	$-	$-
Net loss				(4,925)		(4,925)
Balance, March 31, 2021	-	$-	$-	$(4,925)	$-	$(4,925)

Shares issued for cash	20,162,500	2,016	32,484		(9,100)	25,400
Net loss				(27,726)		(27,726)
Balance, June 30, 2021	20,162,500	$2,016	$32,484	$(32,651)	$(9,100)	$(7,251)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOQLY, INC

Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is an early-stage company incorporated in Nevada on February 19, 2021, under the name “MyTreat, Inc”. On May 12, 2021, pursuant to an amendment to its Articles of Incorporation the Company filed with the state of Nevada a change of its name to brooqLy, Inc.

The Company is a social networking platform that connects people using the practice of treating products via its Platform. The participants in the Company’s Platform include:

•	Shops that register to use the Company’s Platform
•	Sending Consumers who order “treats” for Receiving Consumers who download our app and are registered on the Company’s Platform.
•	Receiving Consumers who receive the “treats” from Sending Consumers who have downloaded the Company’s app and are registered on the Company’s Platform.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2022, the statements of operations for the three and six months ended June 30, 2022 and statement of cash flows for the six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results for the entire year ended December 31, 2022.

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

Intangible Assets

Intangible assets are measured at cost less accumulated amortization and impairment losses, if any. They are amortized on a straight-line basis over their estimated useful lives.  The Company is amortizing their software application over the useful life of 15 years.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2022.

Recent Accounting Pronouncements

The Company believes there was no new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of the Company’s financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change

Foreign Currency Translation

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company recorded $776 in revenue for the six months ended June 30, 2022. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenues to cover operating costs. Until the Company generates material operating revenues, it will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such offering or that it will raise sufficient funding to continue its operations.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On June 30, 2022, there were 22,089,982 common shares issued and outstanding.

For the year ended December 31, 2021, the Company issued 22,564,982 shares of common stock for cash proceeds of $265,500 and Subscription receivables of $88,000 and 247,482 shares of common stock for services rendered of $49,497.

On February 25, 2022, the Company cancelled 1,000,000 in common shares and warrants issued to an accredited investor.  The company had entered into a subscription agreement on September 30, 2021, whereby the investor agreed to purchase up to 1,000,000 shares of common stock and 1,000,000 in warrants at $0.10 per share.  The investment was in excess of $50,000 entitling the investor to receive shares and warrants at a reduced price instead of at $0.20 per share from those investors investing less than $50,000. The investor failed to pay $75,000 of the aggregate investment and the company has determined that the investor will not receive the benefit of the $0.10 per share price and its shares shall be calculated on the basis of $0.20 per share, for which there is an adjusted number of common shares (and no warrants), of 125,000 shares for the cash proceeds of $25,000 that the company received from the investor.

For the six months ended June 30, 2022, the Company issued 525,000 shares of common stock for cash proceeds of $80,000 of which 350,000 shares of common stock for cash proceeds of $35,000 were from the exercise of warrants.  There were no Subscription receivables as of June 30, 2022.

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

On February 23, 2022 with the Unanimous Board Resolution, the Company cancelled 1,000,000 shares issued to an investor for failure to pay $75,000 of the Aggregate Investment; as such, the investment was calculated on the basis of $0.20 per share, for which there is an adjusted number of Common Stock Shares (and no warrants) of 125,000 shares, rather than the 1,000,000 shares. The difference of 875,000 shares (will be cancelled and returned to the Company’s treasury. resulting in a decrease of the Company’s outstanding shares by 875,000 shares.  The warrants were subsequently cancelled.

Changes in Equity

For the year beginning January 1, 2022, the Company had a shareholders’ equity balance of $57,688. With the cancellation of 1,000,000 common stock and warrants for a value of $100,000 and the sale of 525,000 shares of common stock for a value of $80,000, and the net loss of $115,638 for the six months ended June 30, 2022, the ending balance in equity is $10,049 as of June 30, 2022.

For the year beginning January 1, 2021, the Company had a shareholders’ deficit balance of $0. With the sale of 2,564,982 shares of common stock for a value of $265,500, the subscription receivable of $88,000, the issuance of 247,482 shares of common stock for stock base compensation, a value of $49,497, the outstanding warrants of $120,000 and the net loss of $289,309 for the year ended December 31, 2021, the ending balance in equity is $57,687 as of December 31, 2021.

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

The components of net deferred tax assets are as follows:

	June 30,	December 31,
	2022	2021

Net operating loss carry-forward	$(404,947)	$(289,309)
Less: valuation allowance	404,947	289,309
Net deferred tax asset	$-	$-

The Company had federal net operating loss carry forwards for tax purposes of approximately $289,309 on December 31, 2021, and $404,947 approximately on June 30, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 7 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2022, through the date of this filing and has determined that there are no material subsequent events to these financial statements.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

At June 30, 2022, we had a working capital deficit of approximately $61,108 and has yet to commence its plan of operations. Our current liquidity resources are not sufficient to fund its anticipated level of operations for at least the next 12 months from the date these condensed financial statements were issued. As a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations

The following information should be read in conjunction with the condensed financial statements and notes appearing elsewhere in this Report. We have generated minimal revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin our planned operations

For the Six Months Ended June 30, 2022 and 2021

Revenues

We had $776 in revenues for the six months ended June 30, 2022 and $0 for the six months ended June 30, 2021.

Operating Expenses

Our operating expenses totaled $116,414 and $32,651for the six months ended June 30, 2022 and June 30, 2021 respectively. The $83,763 increase in operating expenses is primarily attributable to legal, auditing, and professional fees as well as advertising and marketing expenses.

Other Income and Expenses

Net Loss

For the three months ended June 30, 2022 and 2021, we recognized net losses of $115,638 and $32,651, respectively The net losses are due to the $116,414 and $32,651 in operating expenses, respectively.

We anticipate losses from operations will increase during the next twelve months due to anticipated $65,000 in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues become sufficient to offset operating expenses.

3

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses mainly through advances and/or loans from affiliates and stockholders.

At June 30, 2022, we had a working capital deficit of $61,108 and have yet to procure additional investment capital. Our current liquidity resources are not sufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the six months ended June 30, 2022, and June 30, 2021, our net cash used in operating activities was $69,464 and $18,874, respectively. The $50,590 increase is mainly due to  the rise in professional fees and in the Company’s marketing expenses.  Our primary uses of funds in operations were payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the six months ended June 30, 2022 and June 30 2021, our net cash used from investment activities was $23,028 and $0, respectively.

Net Cash Provided by Financing Activities.

As of June 30, 2022 and June 30, 2021, net cash provided by financing activities was $68,000 and $25,400, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at June 30, 2022 was $66,855, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable and due to related party.

At June 30, 2022, we had $5,747 of current assets and our working capital deficit was $61,107.

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

4

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of June 30, 2022 is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

5

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

For the six months ended June 30, 2022, we issued 525,000 shares of common stock pursuant to Rule 506(b) of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

6

ITEM 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOQLY, INC.

Date: August 12, 2022	By:	/s/ Panagiotis Lazaretos
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Helen Maridakis
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

8