Form 10-Q
period 2022-09-30
brooqLy, Inc.
filed 2022-11-18
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The Company has 22,314,982 common stock shares outstanding as of November 18, 2022.

2

PART I – FINANCIAL INFORMATION

Condensed Financial Statements

of

BROOQLY, INC.

For the Three and Nine Months Ended September 30, 2022

BROOQLY, INC

Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of September 30, 2022, and December 31, 2021	F-3
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, and September 30, 2021	F-4
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022, and September 30, 2021	F-5
Unaudited Condensed Statements of Changes in Shareholder’s Equity as of September 30, 2022, and September 30, 2021	F-6
Notes to the Unaudited Condensed Financial Statements	F-7 to F-11

BrooqLy Inc.

Unaudited Condensed Balance Sheets

ASSET	September 30, 2022	December 31, 2021 (Audited)
Current Assets
Cash	$1,328	$30,035
Prepaid Expenses	204	204
Total Current Assets	1,532	30,239

Long-term Assets
Intangible Assets, net	138,958	49,260
Total Long-term Assets	138,958	49,260

Total Assets	$140,490	$79,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$64,798	$16,214
Due to related party	33,184	5,597

Total Current Liabilities	97,982	21,811

Stockholders’ Equity
Common stock, par value $0.0001; 200,000,000 common shares authorized; 22,314,982 and 22,564,982 common shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	2,232	2,257
Common stock to be issued	84,800	-
Additional paid in capital	502,765	432,740
Subscription Receivable	-	(88,000)
Accumulated deficit	(547,289)	(289,309)
Total Stockholders’ Equity	42,508	57,687

Total Liabilities and Stockholders’ Equity	$140,490	$79,498

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Operations

	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	PERIOD ENDED
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$201	$1,116	$976	$1,116
Total Revenue	201	1,116	976	1,116

Operating expenses
Professional fees	18,832	30,726	85,337	41,413
Other general and administrative costs	123,759	30,376	173,667	52,340

Total operating expenses	142,591	61,103	259,004	93,753

Loss from operations	(142,390)	(59,985)	(258,028)	(92,636)

Other Income	48		48
Interest Expense	-	(120,000)	-	(120,000)
Other Income (expense) net	48	(120,000)	48	(120,000)

Net loss before income tax	$(142,342)	$(179,985)	$(257,980)	$(212,636)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(142,342)	$(179,985)	$(257,980)	$(212,636)

Net Loss Per Common Stock
- basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	22,303,025	20,436,869	22,182,748	13,508,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Cash Flows

	NINE MONTHS ENDED	PERIOD ENDED
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net loss	$(257,980)	$(212,636)

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense - warrant		120,000
Amortization	10,009	245
Shares Issued for Services	80,000	-
Changes in assets and liabilities
Accounts Payable	48,584	11,696
Due to related party	27,587	49,496
Net cash provided/used in operating activities	$(91,800)	$(31,199)

Cash Flows from Investing Activities
Software	(34,707)	(35,431)
Net cash used in investing activities	$(34,707)	$(35,431)

Cash Flows from Financing Activities
Shares issued for cash	78,000	162,500
Shares to be issued for cash	20,000
Net cash provided by financing activities	$98,000	$162,500

Net Increase (Decrease) in Cash	(28,507)	95,870

Net Change in Cash
Cash at beginning of period	30,035	-
Cash at end of period	$1,328	$95,870

Supplemental Non-Cash Investing and Financing
Transactions
Reversal of Warrants	$100,000.00	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statement of Changes in Stockholder’s Equity (Deficit)

	Common Stock		Shares to be	Additional Paid-in	Accumulated	Subscription	Total Stockholders’ Equity/
	Shares	Amount	Issued	Capital	Deficit	Receivable	(Deficit)
Balance, January 1, 2022	22,564,982	$2,257		$432,740	$(289,309)	$(88,000)	$57,687
Shares issued for cash	125,000	12		24,987		(12,000)	13,000
Reversal of Warrants	(1,000,000)	(100)		(99,900)		100,000	-
Net loss					(66,712)		(66,712)
Balance, March 31, 2022	21,689,982	$2,169	$-	$357,827	$(356,021)	$-	$3,976
Shares issued for cash	400,000	40		54,960		-	55,000
Net loss					(48,926)		(48,926)
Balance, June 30, 2022	22,089,982	$2,209	$-	$412,787	$(404,947)	$-	$10,050
Shares issued for cash	25,000	3		9,998		-	10,000
Shares issued for services	200,000	20		79,980			80,000
Shares to be issued			84,800				84,800
Net loss					(142,342)		(142,342)
Balance, September 30, 2022	22,314,982	$2,232	$84,800	$502,765	$(547,289)	$-	$42,508

							Total
				Additional			Stockholders’
	Common Stock		Shares to be	Paid-in	Accumulated	Subscription	Equity/
	Shares	Amount	Issued	Capital	Deficit	Receivable	(Deficit)
Balance, February 19, 2021 (Inception)	-	$-		-	$-	$-	$-
Net loss					(4,925)		(4,925)
Balance, March 31, 2021	-	$-	$-	-	$(4,925)	$-	$(4,925)
Shares issued for cash	20,162,500	2,016		32,484		(9,100)	25,400
Net loss					(27,726)		(27,726)
Balance, June 30, 2021	20,162,500	$2,016	$-	32,484	$(32,651)	$(9,100)	$(7,251)
Shares issued for cash	2,155,000	216		230,785		(93,900)	137,101
Shares issued for services	247,482	25		49,472			49,497
Warrant Issued				120,000			120,000
Net loss					(59,985)		(59,985)
Balance, September 30, 2021	22,564,982	$2,257	$-	432,740	$(92,636)	$(103,000)	$239,362

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOQLY, INC

Notes to the Unaudited Condensed Financial Statements

BrooqLy, Inc. is referred to in the Notes to the Unaudited Condensed Financial Statements as the “Company”.

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is an early-stage company incorporated in Nevada on February 19, 2021, under the name “MyTreat, Inc”. On May 12, 2021, pursuant to an amendment to its Articles of Incorporation, the Company changed its name to brooqLy, Inc.

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

On October 14th, 2021, the Company applied to the EU Intellectual Property Office for the trademark “BROOQLY”, which application was accepted on February 2, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2022, the statements of operations for the three and nine months ended September 30, 2022, and statement of cash flows for the nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of results for the entire year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Intangible Assets

Intangible assets are measured at cost less accumulated amortization and impairment losses, if any. They are amortized on a straight-line basis over their estimated useful lives.  The Company is amortizing their software application over the useful life of 5 years.

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

All services are recorded at the time that control of the products is transferred to the Receiving consumers upon their redemption of their treat.  In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including our right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to consumers.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2022.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which considers the continuation of the Company as a going concern. The Company recorded $976 in revenue for the nine months ended September 30, 2022. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenue to cover operating costs. Until we generate material operating revenues, the Company will require additional debt or equity funding to continue its operations, however, there are no assurances that the Company will conduct such offering or that it will raise sufficient funding to continue its operations.

Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. If the Company is unable to raise additional funds, there is substantial doubt about its ability to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On September 30, 2022, there were 22,314,982 common shares issued and outstanding and 370,000 common shares to be issued of which 270,000 are for services.

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

For the nine months ended September 30, 2022, the Company issued 550,000 shares of common stock for cash proceeds of $78,000, of which 350,000 shares of common stock, for cash proceeds of $35,000, were from the exercise of warrants.  The Company has also received cash proceeds of $20,000 for 100,000 shares to be issued.  Additionally, the Company issued 200,000 common stocks for services at a value of $80,000 as of September 30, 2022 and has pledged to issue 270,000 common shares for services at a value of $64,800.

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

Pursuant to a February 23, 2022,  Unanimous Board Resolution, the Company cancelled 1,000,000 shares issued to an investor for failure to pay $75,000 of the Aggregate Investment; as such, the investment was calculated on the basis of $0.20 per share, for which there is an adjusted number of Common Stock Shares (and no warrants) of 125,000 shares, rather than the 1,000,000 shares. The difference of 875,000 shares (will be cancelled and returned to the Company’s treasury. resulting in a decrease of the Company’s outstanding shares by 875,000 shares.  The warrants were subsequently cancelled.

Changes in Equity

For the year beginning January 1, 2022, the Company had a shareholders’ equity balance of $57,688. With the cancellation of 1,000,000 common stock and warrants for a value of $100,000 and the sale of 550,000 shares of common stock for a value of $78,000, the issuance of 200,000 shares of commons stock base compensation, a value of $80,000, the shares to be issued for a value of $84,800 and the net loss of $257,980 for the nine months ended September 30, 2022, the ending balance in equity is $42,508 as of September 30, 2022.

For the year beginning January 1, 2021, the Company had a shareholders’ deficit balance of $0. With the sale of 2,564,982 shares of common stock for a value of $265,500, the subscription receivable of $103,000, the issuance of 247,482 shares of common stock for stock base compensation, a value of $49,497, the outstanding warrants of $120,000 and the net loss of $212,636 for the year ended December 31, 2021, the ending balance in equity is $57,687 as of December 31, 2021.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	September 30,	December 31,
	2022	2021

Net operating loss carry-forward	$(547,289)	$(289,309)
Less: valuation allowance	547,289	289,309
Net deferred tax asset	$-	$-

The Company had federal net operating loss carry forwards for tax purposes of approximately $289,309 on December 31, 2021, and $547,289 approximately on September 30, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 7 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2022, through the date of this filing and has determined that there are no material subsequent events to these financial statements.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BrooqLy, Inc. is referred to in the Management’s Discussion and Analysis of Financial Condition and Results as “we”, “our, or “us”.

Going Concern

At September 30, 2022, we had a working capital deficit of approximately $96,450 and have yet to commence our plan of operations. Our current liquidity resources are insufficient to fund the anticipated level of operations for at least the next 12 months from the date these condensed financial statements were issued. As a result, there is substantial doubt regarding our ability to continue as a going concern.

Our ability to continue operations depends on our ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. We expect that we will continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and its ability to obtain capital. There is no assurance that we will be successful in any capital-raising efforts that it may undertake to fund operations and implement its business plan in the future.

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

Results of Operations

The following information should be read in conjunction with the condensed financial statements and notes appearing elsewhere in this Report. We have generated minimal revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin our planned operations

For the Nine Months Ended September 30, 2022 and 2021

Revenues

We had $976 in revenues for the nine months ended September 30, 2022, and $1,116 for the nine months ended September 30, 2021.

Operating Expenses

Our operating expenses totaled $259,004 and $93,753 for the nine months ended September 30, 2022, and September 30, 2021, respectively. The $165,392 increase in operating expenses is primarily attributable to legal, auditing, and professional fees as well as advertising and marketing expenses.

Other Income and Expenses

Net Loss

For the nine months ended September 30, 2022, and 2021, we recognized net losses from operations of $258,028 and $92,636, respectively. The net losses are directly due to $259,004 and $93,753 in operating expenses, respectively.

We anticipate losses from operations will increase during the next twelve months due to the anticipated $65,000 in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues become sufficient to offset operating expenses.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses mainly through advances and/or loans from affiliates and stockholders.

At September 30, 2022, we had a working capital deficit of $96,450 and have yet to procure additional investment capital. Our current liquidity resources are insufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

5

Net Cash Used in Operating Activities.

During the nine months ended September 30, 2022, and September 30, 2021, our net cash used from operating activities was $91,800 and $31,199, respectively. The $60,602 decrease is mainly due to the stock-based compensation for professional fees.  Our primary uses of funds in operations were payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the nine months ended September 30, 2022, and September 30 2021, our net cash used from investment activities was $34,707 and $35,431, respectively.

Net Cash Provided by Financing Activities.

As of September 30, 2022, and September 30, 2021, net cash provided by financing activities was $98,000 and $162,500, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at September 30, 2022 was $97,982, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable and due to related party.

At September 30, 2022, we had $1,532 of current assets and our working capital deficit was $96,450.

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

The above discussion should be read in conjunction with our condensed financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

6

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of September 30, 2022, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal controls.

7

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

For the nine months ended September 30, 2022, we issued 750,000 shares of common stock pursuant to Rule 506(b) of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

8

ITEM 6. Exhibits.

EXHIBIT INDEX

ExhibitNumber	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOQLY, INC.

Date: November 18, 2022	By:	/s/ Panagiotis Lazaretos
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Helen Maridakis
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

10