Form 10-K
period 2022-12-31
brooqLy, Inc.
filed 2023-04-17
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of April 14, 2023, there were 23,584,982 shares outstanding.

BROOQLY, INC.

Form 10-K

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common stock shares.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “us” refer to BrooqLy, Inc.

The following terms are defined for use in this 10-K:

The terms “Shop or “Shops”, means bars, restaurants, and cafeterias, that have registered or potentially can register for our Platform.

The term “Brand” or “Brands” is defined as the producer or distributor of a particular food or beverage product that advertises on our Platform to promote their brand or branded product.

The term “Treat” is defined as a food or beverage product to be purchased and sent from one consumer to another.

The term “Sending Consumer” means a person that uses our Platform to purchase and send a Receiving Consumer a “Treat”.

The term “Receiving Consumer” means the person that is the recipient of the “Treat”.

The term "Users” means the total of Sending Consumers and Receiving Consumers.

The term “App” means the smartphone application available to our Users to download, register and send / receive Treats.

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

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated in Nevada on February 19, 2021, as “MyTreat, Inc”. On May 12, 2021, we changed our name to brooqLy, Inc.  in Nevada pursuant to an amendment to our Articles of Incorporation.

Industry Background

Our business offering is a unique combination of:

•	Social Networking platforms
•	Online Food Ordering platforms

In 2019, the social network advertising revenue in the United States amounted to 36.14 billion U.S. dollars. This figure is projected to further grow and surpass 50 billion U.S. dollars by the end of 2021.

Site: https://www.cnbc.com/2019/05/07/digital-ad-revenue-in-the-us-topped-100-billion-for-the-first-time.html

Site: https://www.statista.com/statistics/271259/advertising-revenue-of-social-networks-in-the-us/

Online ordering food revenue is projected to l rise to $220 billion in 2023 and constitute - 40% of restaurant sales. Digital ordering and delivery have been growing 300% compared to dine-in traffic since 2014. Takeout increased by 286% in 2020. Digital orders have increased by 135% since June 2020.

Site:  https://blog.trycake.com/41-online-ordering-stats-to-know-in-2021

Site: https://upserve.com/restaurant-insider/online-ordering-statistics/

Business Overview

We have developed an innovative technological platform that allows:

•	Retail Shops
•	Consumers
•	Consumer Packaged goods Brands

to connect and interact through a Social Networking experience.

Our Platform enables:

•	Retail Shops to register and upload their Catalog Products called “Treats”.
•	Consumers to sign-up, purchase and send “Treats” to other registered Users.
•	Brands to advertise their Products throughout our Platform.

Currently there are three ways (“Modes”) to purchase and send Treats.

•	Remote Mode

A platform User selects a City, a Registered Shop, a Product to be purchased and a Platform-Connected User for the Product to be sent.

•	In-Shop Mode

A platform User checks-in to a Registered Shop and gains access to all checked-in Users (either Platform-Connected or not) after which the User selects a Product to be purchased and sent to the selected User.

•	At-Home Mode

In collaboration with online retail Shops, a Platform User can send a purchased Product to the home of a Platform-Connected User. The delivery of such Product occurs using the delivery means of the online retail Shop.

During the last 2 quarters of the year, we plan to upgrade our Platform to a holistic “out-of-home entertainment” platform by adding further user-friendly functionalities for its Users, in addition to the “Treating Modes”. Such Functionalities will include (but not limited to):

•	Table Reservation System
•	Meal Pre-Ordering System
•	Waiter-less Ordering System

Target Markets

Our target markets are:

•	Shops, consisting of bars, restaurants, and coffee houses
•	Consumers
•	Brands

Our market is currently concentrated in Southeastern Europe. We plan to increase our target regions to expand our presence and coverage in:

•	Western and Central / Eastern Europe
•	North & South America
•	Middle East

Platform Benefits

Our Platform is designed to benefit Shops, Users, and Brands, as follows:

•	Shops

○	Obtaining sales from Remote Customers
○	Obtaining additional awareness and visibility
○	Having online, real-time analytics on the spending of our Users

•	Users

○	Showing gratitude to loved ones, globally using the Remote treating mode
○	Making new friends using the In-Shop treating mode
○	Sending Products (“Treats”) with home delivery using the At-Home treating mode

•	Brands

○	Gaining access to a targeted audience that is ensembled to send and receive food and/or beverage products
○	Getting customized brand positioning by advertising throughout our Platform
○	Having online, real-time analytics on the spending within the Platform

How the Platform Works

A Shop registers by paying an annual fee on our Platform thereby providing access to our Platform and the ability to upload:

•	Shop photos to be displayed on our app
•	Treat Catalog (Food and/or Beverage Products) with pricing information
•	Banking information, so we can execute relevant payments to its owners

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

Following that, the User can select one of three “Treating Modes” to purchase and send a Treat to another User:

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

We expect to start operations in Turkey in July 1, 2023, a market we will also be managing using a Local Partner

We are currently evaluating launching our platform in several other global markets in Western Europe, North and South America & Middle East.

Revenue Sources

Our revenue is derived from 3 sources:

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

Dependence Upon One or a Few Customers

We are not presently, and we do not anticipate becoming dependent upon one or a few customers or brands or shops.

Marketing

Our marketing strategy consists of the following pillars once a country starts operations:

•	Pre-launch Stage
	○	Social Media teasing Posts
	○	Brand Building campaigns
	○	CRM process creation
	○	Landing Page creation to lead generation

•	Launch Stage
	○	Performance Marketing
	○	Influencer Marketing
	○	email Marketing
	○	Native Ads
	○	Press Releases

•	Post Launch Stage

○	Referral Marketing
○	App Store Optimization
○	App Push Notifications
○	CRM Marketing
○	Mobile Affiliate Marketing
○	Vlogging

Operations to Date

Our operations to date have primarily consisted of:

•	Establishing our capital and operational structure.
•	Establishing our management structure.
•	Raising $355,500 via two Rule 506(b) Offerings.
•	Establishing and completing the following agreements essential to our business plan:

○	Software Services agreement to develop our designed app and platform (April 20, 2021)
○	Advertising Services agreement to execute our designed global marketing strategy (April 20, 2021)
○	Foreign Representation Agreement to start operations in Romania (July 1, 2021)
○	Marketing Services agreement to execute our marketing strategy in Greece (July 1, 2021)

•	Completing the development of the Platform on July 30, 2021, at which time it became fully operational
•	Starting operations in:

○	Greece on August 13, 2021; as of April 17, 2023, we have 70 registered Shops
○	Romania on August 26, 2021; as of April 17, 2023, we have 28 registered Shops

•	As of April 17, 2023, we have 3,048 registered Users from 21 countries.
•	Initiating discussions with potential Local Partners in Brazil, Czech Republic, Netherlands, Philippines, Serbia, Russia, Turkey, United Arab Emirates, United Kingdom and the United States
•	Starting introductory discussions with global beverage Brands to sell them advertising programs to be executed on our Platform

Material Agreements up to the end of Fiscal Year 2022

We have executed the following agreements critical to the development our business plan:

●	Software Services Agreement

○

We have an April 20, 2021, agreement with Nikolaos Stratigakis, a Greek Corporation, to develop software for us according to our design and specifications, including the development of our global Platform

○	In return for Stratigakis’s services to us, we are required to pay Stratigakis 5,000 Euros (US: $5,934) and 25,000 Euros (US: $29,496) of our restricted common stock shares at 20 cents per share.
○	The term of the Agreement is from April 1, 2021, to December 31, 2021.

•	Advertising Services Agreement

○

We have an April 20, 2021, agreement with The Jones, IKE (“Jones”), a Greek corporation, providing for Jones to provide advertising materials on our behalf, including brand identity, website design, and app design for an aggregate payment of 16,000 Euros (US: $19,530).

○	The term of the Agreement is from April 1, 2021, to December 31, 2021.

•	Marketing Services Agreement

○

We have a July 1, 2021, agreement with Viable, IKE (“Viable”), a Greek corporation, providing for Viable to design and execute marketing strategies on our behalf in the Greek market, for an aggregate payment of 14,000 Euros (US: $15,701).

○	The term of the Agreement is from July 1, 2021, to December 31, 2021.

•	Foreign Representation Agreement - Romania

○	We have an August 1, 2021, agreement with Field Insights Srl (“FI”), a Romanian corporation, providing for FI to become the geographically exclusive representative of brooqLy in Romania.
○	Annual Targets and a Revenue sharing model included in the agreement
○	The term of the Agreement is from August 1, 2021, to July 31, 2024.

Material Agreements after the end of Fiscal Year 2022

•	Foreign Representation Agreement - Turkey

o	We completed an agreement with REM People, on March 29, 2023, a new Generation, Retail Analytics Company
o	They have coverage in over 50 markets, establishing a partnership for the Turkish Market.
o	The Foreign Representation Agreement signed comes into effect at the end of Q2, 2023.

•	Foreign Representation Agreement - Romania

o

The Company extended its partnership agreement for the Romanian Market, with Field Insights CEE Marketing Intelligence company with operations in 17 Central and Eastern European countries On April 5, 2023.

o	This partnership extension will be instrumental in capitalizing on the performance already achieved in the Romanian market and in setting the standards for the upcoming markets to follow.
o	The Foreign Representation Agreement signed comes into effect at the end of Q2, 2023.

•	New Business Collaboration Agreement – Greece

o	On April 12, 2023, the Company announced a partnership, for the Greek market, with Botilia.gr, an awarded platform, specializing in online wine and spirit sales
o

This partnership will be the first of its kind for brooqLy as it will allow its global audience to purchase and send Treats to Greek platform users, to their homes, using Boltilia.gr’s delivery services.

o	This agreement comes into effect at the end of Q2, 2023.

Patents, Trademarks, Royalty Agreements

We have no patents or royalty agreements,

On October 14, 2021, we applied to the US Patent and Trademark Office for the trademark "BROOQLY", which application was accepted and granted on February 28, 2023.

On October 14, 2021, we applied to the EU Intellectual Property Office for the trademark "BROOQLY", which application was approved on February 2, 2022.

Employees

Our only employees are our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

Raw Materials

We use no raw materials in our business.

Competition

Most of our competitors have greater operating histories, revenues, personnel, and capital resources than we do.

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

Where You Can Find Us

Our principal executive office and mailing address are 10101 S. Roberts Road, Suite 209, Palos Hills, Illinois 60465 and our telephone number is 224 789-6673

Website

We have developed a website to be located at www.brooqLy.com. No information on our website is incorporated into this 10-K.

ITEM 1A. RISK FACTORS

An investment in our common stock shares is highly speculative in nature, involves a high degree of risk and should be purchased only by persons who can afford to lose their entire amount invested in the Common Stock. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of Common Stock. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such a case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this Prospectus before investing in our Common Stock.

Risks Related to Our Business

•	Our independent registered Public Accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

•	We have little historical performance for you to base an investment decision upon, and we may never become profitable.

•

If we are unable to generate sufficient revenues for our operating expenses, we will need financing which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

•

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

•	We have an unproven business model.

•	Our growth depends in part on the success of our relationships, agreements, and arrangements with third parties.

•	Should we encounter difficulties or service interruptions with our software, our results of operations may be negatively impacted.

•

Our business is directly related to the level of business in restaurants, bars, and coffee establishments; should these industry sectors experience material decreases in levels of business and sales, our results of operations will be negatively affected.

•	We expect our quarterly financial results to fluctuate.

•

Our business depends on the actions of our Shops, Sending Consumers, Receiving Consumers and Brands level of use of our Platform; material decreases or loss of the use of our Platform by these Platform participants, will adversely affect our business, results of operations, and financial condition.

•

If we fail to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of our Platform that responds to our customers’ evolving needs our business may be adversely affected.

•	If our software contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.

•

We and certain of our third-party partners, service providers, and sub-processors transmit and store personal information of our customers and consumers; if the security of this information is compromised, or is otherwise accessed without authorization, our reputation may be harmed, and we may be exposed to liability and loss of business.

•

We are subject to stringent and changing privacy laws, regulations and standards, and contractual obligations related to data privacy and security; our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.

•

Payment transactions processed on our platform may subject us to regulatory requirements and the rules of payment card networks, and other risks that could be costly and difficult to comply with or that could harm our business.

•

Our business is highly competitive, and we may be unable to compete successfully against current and future competitors, especially those businesses with greater operational and financial resources than we do. .

•

We may be subject to claims by third parties of intellectual property infringement; we could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property or prevent third parties from making unauthorized use of our technology could adversely affect our business, results of operations, and financial condition.

•	Any future litigation against us could be costly and time-consuming to defend.

•	Our brand is integral to our success; if we fail to effectively maintain, promote, and enhance our brand, our business and competitive advantage may be harmed.

•

Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, could adversely impact the health of our customers and limit our ability to grow our business and negatively affect our results of operations.

•	Increases in food, labor, and occupancy costs could adversely affect results of operations.

•	Our failure to attract, train, or retain highly qualified personnel could harm our business.

•	Our Platform is in the early stages of commercialization; we are not certain that our Platform will be well received as anticipated.

•	We may be unable to effectively manage growth.

•

We may incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

•

We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” within the meaning of the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our Common Stock less attractive to investors.

•

Our failure to appropriately and timely respond to changing consumer preferences and demand for new products and services could significantly harm our customer relationships and have a material adverse effect on our business, financial condition, and results of operations.

•	We face risks associated with our existing and planned international business.

•	We are exposed to foreign currency exchange rate fluctuations and exchange control risks, which may harm our results of operations and cause our financial results to fluctuate between periods.

•	We may be unable to adequately protect or continue to use our intellectual property; failure to protect such intellectual property may harm our business.

•	We will require additional capital to execute our overall business strategy.

•	Our officers own a controlling interest in the voting stock and investors will have minimal influence on our operations.

•	Climate changes may indirectly impact our business.

Risks Related to our Securities

•	An investment in our shares is highly speculative.

•	The market price of our Common Stock may fluctuate significantly in the future.

•	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock.

•

There is presently no market for our Common Stock; an inability to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult for you to sell your shares.

•	If our stock is thinly traded, sale of your holding may take a considerable amount of time.

•

If approved for stock quotation, our Common Stock will be subject to the "Penny Stock" rules of the SEC and the trading market in our securities will be limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.

•	You may have difficulty in locating a securities broker-dealer who will accept our shares.

•	There will be restrictions on resale of the Securities and there is no assurance of the registration of the Securities.

•

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low-priced stocks that will create a lack of liquidity and make trading difficult or impossible.

•	FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our Common Stock.

•	Shares eligible for future sale may adversely affect the market.

•	If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

•	Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our Common Stock price.

•	We have never paid cash dividends and do not anticipate doing so in the foreseeable future.

•	Our stock price may be volatile, which may result in losses to our shareholders.

•	We do not have an independent board of directors which could create a conflict of interests and pose a risk from a corporate governance perspective.

•	Because we do not have a nominating, audit or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent, to perform these functions.

•	Our election not to opt out of the JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

•	We may have difficulty obtaining officer and director coverage or obtaining such coverage on favorable terms or financially be unable to obtain any such coverage, which may make it difficult for our attracting and retaining qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

•	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

•	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud; as a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES

Our executive offices are located at 10101 S. Roberts Road, Suite 209, Palos Hills, Illinois 60465 and consists of 150 square feet composed of (office, conference room, etc.). We pay monthly rent of $0 and our lease expires on December 31, 2022.

The offices are leased by our Chief Financial Officer’s CFO’s company, Nicholas G. Vardalos & Company LLP, 150 square feet of which that is subleased to us.

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

 ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of April 14, 2023, our common stock was held by 30 stockholders of record.  As of April 14, 2023, we had 23,584,982 shares of common stock issued and outstanding.

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

COVID-19 Related Risks

•	The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

•	The outbreak of the COVID-19 may adversely affect business associated with our Platform and have an adverse effect on our results of operations.

•	Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

THE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED ABOVE AND BELOW.

Our Business

We are a technology company that has developed a Social Networking Platform that connects its Users using the practice of purchasing and sending Food and/or beverage products (“Treats”). The participants in our Platform include: Shops, Sending Consumers, Receiving Consumers and Brands

We have accomplished significant development steps as indicated above.

Known or Anticipated Trends

•	Financial market volatility and declines in financial market prices of equity securities

•	Liquidity and/or capital resources changes and the impact of any changes or limitations, including, without limitation, ability to borrow funds and/or renew or roll over existing indebtedness.

•	Ongoing impacts of the war in Ukraine and the Russian sanctions; and

•	Economic recession.

•

European energy market issues that, in addition to inflation and rising interest rate impacts, may also affect some companies, especially those that have business operations or significant markets in Europe.

Results of Operations for Fiscal Year Ended December 31, 2022

•	Revenues

Our revenues for FY 2022 and FY 2021 were $993 and $3,039, respectively, consisting solely of treats from our Platform. Our revenues from FY 2022 compared to FY 2021 decreased by $2,046 due to the further development of our app.

•	Operating expenses

We incurred total operating expenses of $312,256 for the twelve months ended December 31, 2022, consisting of $120,810 of professional fees and $191,446 of other general and administrative costs. We incurred total operating expenses of $172,348 for the twelve months ended December 31, 2021, consisting of $64,871 of professional fees and $107,477 of other general and administrative costs.  Our total operating expense from FY 2022 compared to FY2021 increased by $139,908 as this was a full year of operations versus a short year in 2021.

•	Net loss

We had a net loss of $311,160 and $169,309 for the twelve months ended December 31, 2022 and December 31, 2021, respectively, reflecting an increased net loss of $141,851 which is mainly due to a full year of operations and the increase in marketing expenses for the launch of our app..

Liquidity and Capital Resources

Our cash flows used in operating activities were $28,327 and $97,248 for the twelve months ended December 31, 2022 and December 31, 2021, respectively, which is attributed primarily to legal and auditing services.  The $68,921 decrease is mainly due to the stock issued for professional services.

Net cash flow used in investing activities was $99,707 and $50,217 for our software for the years ended December 31, 2022 and December 31, 2021, respectively.

Our cash flows from financing activities were $98,000, consisting of $78,000 shares issued for cash and $20,000 for shares to be issued for cash received as of December 31, 2022.  For the previous year ended December 31, 2021 our cash flows from financing activities were $177,500 from shares issued for cash.

Plan of Operations

We anticipate that we will incur $360,000 of total expenses over the next twelve months with operating expenses of approximately at a burn rate of $30,000 per month as follows: (a) product development - $150,000; (b), marketing - $15,000; and (c) international business development - $75,000 and (d) $120,000 for various operating expenses. Based on our current cash position of $1 as of December 31, 2022, we will not be able to conduct our operations for even 1 month, our future operations are contingent upon obtaining additional financing. There is no assurance that we will be able to obtain or on terms acceptable to us.

STEP	METHOD / ACCOMPLISHMENT	ESTIMATED OPERATING COST
Product: New User Interface	Design internally, implement with Subcontractor	$30,000
Product: Table Booking System	Design internally, implement with Subcontractor	$40,000
Product: Meal Pre-Ordering System	Design internally, implement with Subcontractor	$60,000
Product: Waiter-less Ordering System	Design internally, implement with Subcontractor	$20,000
Marketing: Design Marketing Strategy	Design internally, implement with Local Partners	$15,000
International: Secure new Local Partners	Travel, Present business concept, Sign Agreements	$20,000
International: Support current Local Partners	Travel, Contribute in Marketing potential local partners	$55,000

Going Concern

The report of the independent registered public accounting firm accompanying our December 31, 2022 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLAMENTARY DATA

Please see our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

BROOQLY, INC.

For the Year Ended December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BrooqLy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BrooqLy Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, and its cash flows for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2022.

New York, NY

April 17, 2023

BrooqLy Inc.
Balance Sheets

ASSET	December 31, 2022 Audited	December 31, 2021 Audited
Current Assets
Cash	$1	$30,035
Prepaid Expenses	204	204
Total Current Assets	205	30,239

Long-term Assets
Intangible Assets, net	129,488	49,260
Total Long-term Assets	129,488	49,260

Total Assets	$129,693	$79,499

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$118,459	$20,736
Due to related party	21,906	1,075
Total Current Liabilities	140,365	21,811

Stockholders’ Equity (Deficit)
Common stock, par value $0.0001; 200,000,000 common shares authorized; 22,584,982 and 22,417,500 common shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively	2,259	2,242
Common stock to be issued	20,000	29,497
Additional paid in capital	447,538	283,258
Subscription Receivable	-	(88,000)
Accumulated deficit	(480,469)	(169,309)
Total Stockholders’ Equity (Deficit)	(10,672)	57,688

Total Liabilities and Stockholders’ Equity (Deficit)	$129,693	$79,499

The accompanying notes are an integral part of these audited financial statements.

BrooqLy Inc.
Statements of Operations

	YEAR ENDED	PERIOD ENDED from February 19, 2021 (Inception) to
	December 31, 2022	December 31, 2021
	Audited	Audited

Revenue	$993	$3,039
Total Revenue	993	3,039

Operating expenses
Professional fees	120,810	64,871
Other general and administrative costs	191,446	107,477

Total operating expenses	312,256	172,348

Loss from operations	(311,263)	(169,309)

Other Income	103
Other Income (expense) net	103	-

Net loss before income tax	$(311,160)	$(169,309)

Provision for income taxes (benefit)	-	-

Net loss	$(311,160)	$(169,309)

Net Loss Per Common Stock
- basic and fully diluted	$(0.01)	$(0.01)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	22,336,023	15,747,815

BrooqLy Inc.
Statements of Cash Flows

	YEAR ENDED	PERIOD ENDED from February 19, 2021 (Inception) to
	December 31, 2022 Audited	December 31, 2021 Audited
Cash Flows from Operating Activities
Net loss	$(311,160)	$(169,309)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	19,480	956
Shares Issued for Services	144,800	49,496
Changes in assets and liabilities
Accounts Payable	97,722	20,736
Prepaid expenses	-	(204)
Due to related party	20,831	1,076
Net cash used in operating activities	$(28,327)	$(97,248)

Cash Flows from Investing Activities
Software	(99,707)	(50,217)
Net cash used in investing activities	$(99,707)	$(50,217)

Cash Flows from Financing Activities
Shares issued for cash	78,000	177,500
Shares to be issued for cash	20,000	-
Net cash provided by financing activities	$98,000	$177,500

Net Increase (Decrease) in Cash	(30,034)	30,035

Net Change in Cash
Cash at beginning of period	30,035	-
Cash at end of period	$1	$30,035

Supplemental Non-Cash Investing and Financing
Transactions
Reversal of Warrants	$100,000	-

The accompanying notes are an integral part of these audited financial statements.

BrooqLy Inc.
Statement of the Changes in Stockholder's Equity (Deficit)
	Common Stock			Additional			Total Stockholders’
	Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Equity (Deficit)
Balance, January 1, 2022	22,417,500	$2,242	$29,497	$283,258	$(169,309)	$(88,000)	$57,688
Shares issued for cash	550,000	55		89,945		(12,000)	78,000
Shares issued for services	617,482	62	(29,497)	174,235			144,800
Shares to be issued			20,000				20,000
Reversal of Warrants	(1,000,000)	(100)		(99,900)		100,000	-
Net loss					(311,160)		(311,160)
Balance, December 31, 2022	22,584,982	$2,259	$20,000	$447,538	$(480,469)	$-	$(10,672)

	Common Stock			Additional			Total Stockholders’
	Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Equity (Deficit)
Balance, February 19, 2021 (Inception)	-	$-	$-	$-	$-	$-	$-
Shares issued for cash	21,437,500	2,144		175,356			177,500
Shares issued for services	100,000	10		19,990			20,000
Shares to be issued			29,497				29,497
Subscription Receivable	880,000	88		87,912		(88,000)	-
Net loss					(169,309)		(169,309)
Balance, December 31, 2021	22,417,500	$2,242	$29,497	$283,258	$(169,309)	$(88,000)	$57,688

The accompanying notes are an integral part of these audited financial statements.

BROOQLY, INC

Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is an early-stage company incorporated in Nevada on February 19, 2021, under the name “MyTreat, Inc”. On May 12, 2021, pursuant to an amendment to its Articles of Incorporation, the Company filed for a name change in Nevada, at which time the Company changed its name to brooqLy, Inc.

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

Intangible Assets

Intangible assets are measured at cost less accumulated amortization and impairment losses, if any. They are amortized on a straight-line basis over their estimated useful lives. The Company has amortized their software application over the useful life of 5 years.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2022 and December 31, 2021.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Correction of Immaterial Misstatement

During the year ended December 31, 2022, the Company became aware of an adjustment to correct an error in its previously issued financial statements regarding additional paid in capital and interest expense in the amount of $120,000. As of December 31, 2021, the Company overstated additional paid in capital and interest expense in the amount of $120,000. The Company recorded an adjustment for the year ended December 31, 2021, in the amount of $120,000 to additional paid in capital and interest expense in the Company’s statements of operations.

Although the Company revised the financial statements for the period ended December 31, 2021, based on an analysis of ASC 250 “Accounting Changes and Error Corrections”, Staff Accounting Bulletin 99 “Materiality” and Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, the Company has determined that these errors were not material to the previously issued financial statements.  Any corrections from the 2021 period that were made in the year ended December 31, 2022 were not material.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company recorded $993 in revenue for the year ended December 31, 2022. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenues to cover operating costs Until we generate material operating revenues, the Company will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such offering or that it will raise sufficient funding to continue its operations.

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

NOTE 4 – INTANGIBLE ASSET

As of December 31, 2022, and 2021, Intangible assets consisted of the following:

	Useful life	31-Dec-22	31-Dec-21
At cost:
Software platform	5 years	$149,924	$50,217

Less: accumulated amortization		(20,436)	(957)
		$129,488	$49,260

On April 20, 2021, the company entered into an agreement with Nikolaos Stratigakis to develop our online platform for a value of 5,000 Euro in cash and 147,482 shares of restricted common shares at the stated value of $0.20 per share equal to the value of $29,497.  Then on July 1, 2022, the Company entered into a second agreement for a value of $10,920 Euro and 270,000 shares of restricted common shares at the stated value of $0.24 per share equal to the value of $64,800.

The total value of $149,924 was amortized over its useful life of 5 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with its three executive officers who have contributed from time to time to facilitate cash flow. The Company has due to related party an amount of $2,186 and $1,075 to our CEO, Mr. Panagiotis N. Lazaretos, $2,011 and $0 to our CFO Mrs. Helen V. Maridakis and $17,709 and $0 to our COO, Mr. Nikolaos Ioannou as of December 31, 2022 and December 31, 2021, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On December 31, 2022, there were 22,584,982 common shares issued and outstanding.

For the year ended December 31, 2021, the Company issued 21,437,500 shares of common stock for cash proceeds of $177,500 with subscription receivables of $88,000 and 100,000 shares of common stock for services rendered of $20,000.

On February 25, 2022, the Company cancelled 1,000,000 in common shares and warrants issued to an accredited investor.  The Company had entered into a subscription agreement on December 31, 2021, whereby the investor agreed to purchase up to 1,000,000 shares of common stock and 1,000,000 in warrants at $0.10 per share.  The investment was in excess of $50,000 entitling the investor to receive shares and warrants at a reduced price instead of at $0.20 per share from those investors investing less than $50,000. The investor failed to pay $75,000 of the aggregate investment and the Company has determined that the investor will not receive the benefit of the $0.10 per share price and its shares shall be calculated on the basis of $0.20 per share, for which there is an adjusted number of common shares (and no warrants), of 125,000 shares for the cash proceeds of $25,000 that the company received from the investor.

For the year ended December 31, 2022, the Company issued 550,000 shares of common stock for cash proceeds of $78,000, of which 350,000 shares of common stock, for cash proceeds of $35,000, were from the exercise of warrants. The Company has also received cash proceeds of $20,000 for 100,000 shares to be issued.  Additionally, the Company issued 617,482 common stocks for services at a value of $174,295 as of December 31, 2022.

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

Changes in Equity

For the year beginning January 1, 2022, the Company had a shareholders’ equity balance of $57,687. With the cancellation of 1,000,000 common stock and warrants for a value of $100,000 and the sale of 550,000 shares of common stock for a value of $78,000, the issuance of 617,482 shares of common stock for services, a value of $174,235, the shares to be issued for a value of $20,000, and the net loss of $311,160 for the year ended December 31, 2022, the ending balance in Stockholders’ Deficit is $10,672 as of December 31, 2022.

For the year beginning January 1, 2021, the Company had a shareholders’ deficit balance of $0. With the sale of 21,437,500 shares of common stock for a value of $177,500, the issuance of 100,000 shares of common stock for services, a value of $20,000, the shares to be issued for a value of $29,496, the subscription receivables of $88,000, and the net loss of $169,309 for the year ended December 31, 2021, the ending balance in equity is $57,688as of December 31, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021

Net operating loss carry-forward	$(480,469)	$(169,309)
Less: valuation allowance	480,469	169,309
Net deferred tax asset	$-	$-

The Company had federal net operating loss carry forwards for tax purposes of approximately $169,309 on December 31, 2021, and $480,469 approximately on December 31, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 9 – SUBSEQUENT EVENT

On March 29, 2023, the Company completed an agreement with REM People, a new Generation, Retail Analytics Company with coverage in over 50 markets, establishing a partnership for the Turkish Market. This partnership will potentially allow the Company to establish a strong presence in the Turkish market and expand its reach in the region.

On or about April 5, 2023, the Company completed a partnership extension for the Romanian Market with Field Insights CEE, a Marketing Intelligence company with operations in 17 Central and Eastern European countries. This partnership extension will be potentially instrumental in capitalizing on the performance already achieved in the Romanian market and in setting the standards for the upcoming markets to follow.

On April 12, 2023, the Company announced a partnership, for the Greek market, with Botilia.gr, an awarded platform, specializing in online wine and spirit sales.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of December 31, 2022 and December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the year ended December 31, 2022 and December 31, 2021. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2022 and December 31, 2021 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Panagiotis Lazaretos	CEO/Director	50	February 19, 2021
Helen V. Maridakis	CFO/Director	61	February 19, 2021
Nikolaos Ioannou	COO/Director	45	February 19, 2021

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Panagiotis N. Lazaretos has been a member of our Board of Directors and Chief Executive Officer since February 19, 2021. Since November 2019 he also serves as a Board Director and Chairman of the Compensation Committee of SPAR Group, Inc (NASDAQ: SGRP) a Field Sales and Marketing Services company. Since February 2017, Mr. Lazaretos has been the Founder and Managing Partner of THENABLERS, Ltd, an International Business Development Services provider. Prior to that and from July 2013 until November 2016, Mr. Lazaretos served as the EEMENA Director – Field Sales & Marketing Services for Adecco Group, the industry Leader in Human Resources. He holds a BS in Computer Science from SUNY New Paltz and has attended MBA courses in Information Technology classes at PACE University

Dr. Nikolaos Ioannou has been a member of our Board of Directors and Chief Operating Officer since February 19, 2021. He is also the founder and Chief Executive Officer of Delivery.gr, a Greek market’s Online Food & Grocery Ordering sector. Mr. Ioannou was also a lecturer at University of Patras, Greece, and doctoral researcher at NCSR Democritus. He has 15 years entrepreneurial experience in Technology companies. Dr Ioannou holds a B.Sc. in Physics, an MSc on Information Technology and Computing and a PhD on Microelectronics NCSR Democritus.

Helen V. Maridakis has been a member of our Board of Directors and Chief Financial Officer since February 19, 2021. She is also the founder and Managing Partner of Vardalos & Associates, Inc, an international business consulting and accounting firm since March 2006. Previously, she was employed with Nicholas G. Vardalos CPAs from October 1995 where she was responsible for providing financial and tax advice to the company’s business clients. She has over 30 years of financial consulting, accounting, and entrepreneurial experience. Mrs. Maridakis holds a BSc Degree in Accounting from the University of Illinois at Chicago as of March 1983 and an MBA in Information Technology from the Group Ecole de Supérieure de Commerce et de Management at Athens, Greece from June 2004.

Family Relationships

There are no family relationships between us and any director or executive officer.

Significant Employees

There are no significant employees.

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

Other Board Committees

We have no committees on our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and Chief Financial Officer during the year ended December 31,2022 and December 31, 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Panagiotis Lazaretos	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Helen V. Maridakis	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Nikolaos Ioannou	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

___________

*We were incorporated on February 19, 2021; as such, we have only 2021 and 2022 representing executive compensation.

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

During this year and last year, neither our Chief Executive Officer nor Chief Financial Officer or Chief Operating Officer has been paid a salary or any other compensation.

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

At present, our beneficial ownership consists of 20,000,000 shares or 88.16% of issued and outstanding common stock.

The following table sets forth, as of December 31, 2022 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by our current executive officers and directors as a group.

Common Stock Shares

Name of Beneficial Owner (1)	Common	Nature of Beneficial Ownership	Percentage of Total Common
Panagiotis Lazaretos (CEO/Director)	9,000,000	Officer and Director	39.85
Helen V. Maridakis (CFO/Director)	2,000,000	Officer and Director	8.86
Nikolaos Ioannou (COO/Director)	9,000,000	Officer and Director	39.85

Total			88.56

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

The offices are leased by our CFO’s company Nicholas G. Vardalos & Company LLP and 150 square feet of that is subleased to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended December 31, 2022 amounted to $36,000.

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

Dated: April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Panagiotis N. Lazaretos
Panagiotis N. Lazaretos
Director

By:	/s/ Helen V. Maridakis
Helen V. Maridakis Director

By:	/s/ Nikolaos Ioannou
Nikolaos Ioannou Director

Dated: April 17, 2023

