Form 10-Q
period 2023-03-31
brooqLy, Inc.
filed 2023-05-15
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The Company has 23,634,982 common stock shares outstanding as of May 15, 2023.

2

PART I – FINANCIAL INFORMATION

Unaudited Condensed Financial Statements

of

BROOQLY, INC.

For the Three Months Ended March 31, 2023

BROOQLY, INC

Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of March 31, 2023, and December 31, 2022	F-3
Unaudited Condensed Statements of Operations for the three months ended March 31, 2023, and March 31, 2022	F-4
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2023, and March 31, 2022	F-5
Unaudited Condensed Statements of Changes in Shareholder’s Equity as of March 31, 2023, and March 31, 2022	F-6
Notes to the Unaudited Condensed Financial Statements	F-7 to F-12

BrooqLy Inc.

Unaudited Condensed Balance Sheets

ASSET	March 31, 2023	December 31, 2022 Audited
Current Assets
Cash	$33,973	$1
Prepaid Expenses	204	204
Total Current Assets	34,177	205

Long-term Assets
Intangible Assets, net	122,094	129,488
Total Long-term Assets	122,094	129,488

Total Assets	$156,271	$129,693

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$98,749	$118,459
Due to related party	23,031	21,906
Total Current Liabilities	121,780	140,366

Stockholders’ Equity (Deficit)
Common stock, par value $0.0001; 200,000,000 common shares authorized; 23,584,982 and 22,584,982 common shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	2,359	2,259
Common stock to be issued	-	20,000
Additional paid in capital	647,438	447,538
Subscription Receivable	-	-
Accumulated deficit	(615,306)	(480,469)
Total Stockholders’ Equity (Deficit)	34,491	(10,672)

Total Liabilities and Stockholders’ Equity (Deficit)	$156,271	$129,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Operations

	THREE MONTHS ENDED March 31, 2023	THREE MONTHS ENDED March 31, 2022

Revenue	$1	$115
Total Revenue	1	115

Operating expenses
Professional fees	23,524	47,014
Other general and administrative costs	111,314	19,813

Total operating expenses	134,838	66,827

Loss from operations	(134,837)	(66,712)

Other Income	1
Other Income (expense) net	1	-

Net loss before income tax	$(134,836)	$(66,712)

Provision for income taxes (benefit)	-	-

Net loss	$(134,836)	$(66,712)

Net Loss Per Common Stock
- basic and fully diluted	$(0.01)	$(0.00)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	22,701,649	22,574,705

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Cash Flows

	THREE MONTHS ENDED March 31, 2023	THREE MONTHS ENDED March 31, 2022
Cash Flows from Operating Activities
Net loss	$(134,836)	$(66,712)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	7,393	871
Shares Issued for Services	100,000	-
Changes in assets and liabilities
Accounts Payable	(19,710)	23,963
Prepaid expenses
Due to related party	1,125	10,278
Net cash used in operating activities	$(46,028)	$(31,600)

Cash Flows from Investing Activities
Software	-	(8,250)
Net cash used in investing activities	$-	$(8,250)

Cash Flows from Financing Activities
Shares issued for cash	80,000	12,999
Net cash provided by financing activities	$80,000	$12,999

Net Increase (Decrease) in Cash	33,972	(26,851)

Net Change in Cash
Cash at beginning of period	1	30,035
Cash at end of period	$33,973	$3,184

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statement of Changes in Stockholder’s Equity (Deficit)

							Total
	Common Stock			Additional			Stockholders’
			Shares to	Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	be Issued	Capital	Deficit	Receivable	(Deficit)
Balance, January 1, 2023	22,584,982	$2,259	$20,000	$447,538	$(480,469)	$-	$(10,672)
Shares issued for cash	500,000	50	(20,000)	99,950			80,000
Shares issued for services	500,000	50		99,950			100,000
Net Loss for the Three Months Ended March 31, 2023					(134,836)		(134,836)
Balance, March 31, 2023	23,584,982	$2,359	$-	$647,438	$(615,306)	$-	$34,491

							Total
	Common Stock			Additional			Stockholders’
			Shares to	Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	be Issued	Capital	Deficit	Receivable	(Deficit)
Balance, January 1, 2022	22,417,500	$2,242	$29,497	$283,258	$(169,309)	$(88,000)	$57,688
Shares issued for cash	125,000	12		24,989		(12,000)	13,000
Reversal of Warrants	(1,000,000)	(100)		(99,900)		100,000
Net Loss for the Three Months Ended March 31, 2022					(66,712)		(66,712)
Balance, March 31, 2022	21,542,500	$2,154	$29,497	$208,347	$(236,021)	$-	$3,975

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

On October 14, 2021, the Company applied to the US Patent and Trademark Office for the trademark “BROOQLY”, which application was accepted and granted on February 28, 2023.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2023, the statements of operations for the three months ended March 31, 2023, and statement of cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of results for the entire year ended December 31, 2023.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2023.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which considers the continuation of the Company as a going concern. The Company recorded $1 in revenue for the three months ended March 31, 2023. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenue to cover operating costs. Until the Company generates material operating revenues, it will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such an offering or that it will raise sufficient funding to continue its operations.

Our ability to continue operations depends on our ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. We expect that we will continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating. The Company has taken steps through its application to FINRA to be able to begin trading on the OTC Markets so that it may potentially be able to raise additional funds through capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable. If the Company is unable to raise additional funds, then it will not be able to continue as a going concern.

NOTE 4 – INTANGIBLE ASSET

As of March 31, 2023, and December 31, 2022, Intangible assets consisted of the following:

	Useful life	March 31, 2023	December 31, 2022
At cost:
Software platform	5 years	$149,924	$149,924

Less: accumulated amortization		(27,829)	(20,436)
		$122,094	$129,488

On April 20, 2021, the Company entered into an agreement with Nikolaos Stratigakis to develop its online platform for a value of 5,000 Euro in cash and 147,482 shares of restricted common shares at the stated value of $0.20 per share equal to the value of $29,497. Then on July 1, 2022 the Company entered into a second agreement for a value of $10,920 Euro and 270,000 shares of restricted common shares at the stated value of $0.24 per share equal to the value of $64,800.

The total value of $149,924 was amortized over its useful life of 5 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with its three executive officers who have contributed from time to time to facilitate cash flow. The Company has the following transactions with related parties as of March 31, 2023: (a) due to related party in the amount of $2,186 to the Company’s Chief Executive Officer, Panagiotis N. Lazaretos; (b) due to related part in the amount of $3,136 to the Company’s Chief Finanical Officer, Helen V. Maridakis; and (c) due to related party in the amount of $17,709 to the Company’s Chief Operating Officer, Nikolaos Ioannou.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On March 31, 2023, there were 23,584,982 common shares issued and outstanding.

For the year ended December 31, 2022, the Company issued 550,000 shares of common stock for cash proceeds of $78,000 and 617,482 shares of common stock for services rendered, a value of $144,800.

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

For the three months ended March 31, 2023, the Company issued 500,000 shares of common stock for cash proceeds of $100,000, of which $20,000 was for cash proceeds already received as of December 31, 2022. Additionally, the Company issued 500,000 shares of common stock for services at a value of $100,000 as of March 31, 2023.

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

Pursuant to a February 23, 2022 Unanimous Board Resolution, the Company cancelled 1,000,000 shares issued to an investor for failure to pay $75,000 of the Aggregate Investment; as such, the investment was calculated on the basis of $0.20 per share, for which there is an adjusted number of Common Stock Shares (and no warrants) of 125,000 shares, rather than the 1,000,000 shares. The difference of 875,000 shares will be cancelled and returned to the Company’s treasury. resulting in a decrease of the Company’s outstanding shares by 875,000 shares. The warrants were subsequently cancelled.

Changes in Equity

For the year beginning January 1, 2023, the Company had a shareholders’ deficit balance of $10,672. With the sale of 500,000 shares of common stock for a value of $100,000, the issuance of 500,000 shares of commons stock for services rendered, a value of $100,000, and the net loss of $134,836 for the three months ended March 31, 2023, the ending balance in equity is $34,491 as of March 31, 2023.

For the year beginning January 1, 2022, the Company had a shareholders’ equity balance of $57,688. With the cancellation of 1,000,000 common stock and warrants for a value of $100,000 and the sale of 125,000 shares of common stock for a value of $25,000, and the net loss of $66,712 for the three months ended March 31, 2023, the ending balance in equity is $3,976 as of March 31, 2022

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The components of net deferred tax assets are as follows:

	March 31,	December 31,
	2023	2022

Net operating loss carry-forward	$(615,306)	$(480,469)
Less: valuation allowance	615,306	480,469
Net deferred tax asset	$-	$-

The Company had federal net operating loss carry forwards for tax purposes of approximately $480,609 on December 31, 2022, and $615,306 approximately on March 31, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 9 – SUBSEQUENT EVENT

On or about April 5, 2023, the Company completed a partnership extension for the Romanian Market with Field Insights CEE, a Marketing Intelligence company with operations in 17 Central and Eastern European countries. This partnership extension was made to potentially capitalize on the performance already achieved in the Romanian market and in setting the standards for the upcoming markets to follow.

On April 12, 2023, the Company announced a partnership, for the Greek market, with Botilia.gr, an awarded platform, specializing in online wine and spirit sales.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

brooqLy, Inc. is referred to as “we”, “our”, or “us”.

Going Concern

At March 31, 2023, we had a working capital deficit of approximately $87,603 and have yet to commence our plan of operations. Our current liquidity resources are insufficient to fund the anticipated level of operations for at least the next 12 months from the date these condensed financial statements were issued. As a result, there is substantial doubt regarding our ability to continue as a going concern.

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

Results of Operations

The following information should be read in conjunction with the condensed financial statements and notes appearing elsewhere in this Report. We have generated minimal revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin our planned operations.

For the Three Months Ended March 31, 2023 and 2022

Revenues

We had $1 in revenue for the three months ended March 31, 2023, and $115 for the three months ended March 31, 2022.

Operating Expenses

Our operating expenses totaled $134,838 and $66,827 for the three months ended March 31, 2023, and March 31, 2022, respectively. The $68,011 increase in operating expenses is primarily attributable to legal, auditing, and professional fees as well as advertising and marketing expenses.

Other Income and Expenses

None

Net Loss

For the three months ended March 31, 2023, and 2022, we recognized net losses from operations of $134,836 and $66,712, respectively. The net losses are directly due to $134,838 and $66,827 in operating expenses, respectively.

We anticipate losses from operations will increase during the next twelve months due to the anticipated $80,000 in legal and auditing expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues become sufficient to offset operating expenses.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses mainly through advances and/or loans from affiliates and stockholders.

At March 31, 2023, we had a working capital deficit of $87,603 and have yet to procure additional investment capital. Our current liquidity resources are insufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

3

Net Cash Used in Operating Activities.

During the three months ended March 31, 2023, and March 31, 2022, our net cash used from operating activities was $46,028 and $31,600, respectively. The $14,428 increase is mainly due to amortization expense and professional fees. Our primary uses of funds in operations were payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the three months ended March 31, 2023, and March 31, 2022, our net cash used from investment activities was $0 and $8,250, respectively.

Net Cash Provided by Financing Activities.

As of March 31, 2023, and March 31, 2022, net cash provided by financing activities was $80,000 and $12,999, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at March 31, 2023 was $121,780, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable and due to related party.

At March 31, 2023, we had $34,177 of current assets and our working capital deficit was $87,603.

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

ITEM 4. CONTROLS AND PROCEDURES. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2023, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal controls.

4

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors; however, our Form 10-K for the FY ending December 31, 2022, contains various risk factors at the following link:

https://www.sec.gov/ix?doc=/Archives/edgar/data/1854526/000147793223002644/brooqly_10k.htm

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

For the three months ended March 31, 2023, we issued 500,000 shares of common stock pursuant to Rule 506(b) of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

5

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOQLY, INC.

Date: May 15, 2023	By:	/s/ Panagiotis Lazaretos
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Helen Maridakis
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

7