Form 10-Q
period 2023-06-30
brooqLy, Inc.
filed 2023-08-14
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

(718) 513-7776

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

The Company has 23,634,982 common stock shares outstanding as of August 14, 2023.

2

PART I – FINANCIAL INFORMATION

Unaudited Condensed Financial Statements

of

BROOQLY, INC.

For the Six Months Ended June 30, 2023

BROOQLY, INC

Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of June 30, 2023, and December 31, 2022	F-3
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2023, and June 30, 2022	F-4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2023, and June 30, 2022	F-5
Unaudited Condensed Statements of Changes in Shareholder’s Equity as of June 30, 2023, and June 30, 2022	F-6
Notes to the Unaudited Condensed Financial Statements	F-7 to F-12

BrooqLy Inc.

Unaudited Condensed Balance Sheets

ASSET	June 30, 2023	December 31, 2022
Current Assets		Audited
Cash	$6,426	$1
Prepaid Expenses	30,204	204
Total Current Assets	36,630	205

Long-term Assets
Intangible Assets, net	114,619	129,488
Total Long-term Assets	114,619	129,488

Total Assets	$151,249	$129,693

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$53,605	$118,459
Notes Payable	30,000	-
Promissory Note	25,000	-
Due to related party	22,804	21,906
Total Current Liabilities	131,409	140,366

Stockholders’ Equity (Deficit)
Common stock, par value $0.0001; 200,000,000 common shares authorized; 23,634,982 and 22,584,982 common shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	2,364	2,259
Common stock to be issued	-	20,000
Additional paid in capital	667,433	447,538
Accumulated deficit	(649,957)	(480,469)
Total Stockholders’ Equity (Deficit)	19,840	(10,672)

Total Liabilities and Stockholders’ Equity (Deficit)	$151,249	$129,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Operations

	THREE MONTHS ENDED June 30, 2023	THREE MONTHS ENDED June 30, 2022	SIX MONTHS ENDED June 30, 2023	PERIOD ENDED June 30, 2022

Revenue	$1	$661	$2	$776
Total Revenue	1	661	2	776

Operating expenses
Professional fees	18,478	19,492	42,002	66,506
Other general and administrative costs	16,174	30,095	127,488	49,908

Total operating expenses	34,652	49,587	169,490	116,414

Loss from operations	(34,651)	(48,927)	(169,488)	(115,638)

Other Income	0		1
Interest Expense	-	-	-	-
Other Income (expense) net	0	-	1	-

Net loss before income tax	$(34,651)	$(48,926)	$(169,487)	$(115,638)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(34,651)	$(48,926)	$(169,487)	$(115,638)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	23,620,422	22,019,652	23,174,070	22,121,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Cash Flows

	SIX MONTHS ENDED June 30, 2023	PERIOD ENDED June 30, 2022
Cash Flows from Operating Activities
Net loss	$(169,487)	$(115,638)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	14,869	1,131
Shares Issued for Services	100,000	-
Changes in assets and liabilities
Accounts Payable	(64,855)	21,839
Prepaid expenses	(30,000)	-
Due to related party	898	23,204
Net cash used in operating activities	$(148,575)	$(69,463)

Cash Flows from Investing Activities
Software	-	(23,028)
Net cash used in investing activities	$-	$(23,028)

Cash Flows from Financing Activities
Shares issued for cash	100,000	68,000
Notes Payable	30,000	-
Promissory Note	25,000	-
Net cash provided by financing activities	$155,000	$68,000

Net Increase (Decrease) in Cash	6,425	(24,492)

Net Change in Cash
Cash at beginning of period	1	30,035
Cash at end of period	$6,426	$5,543

Supplemental Non-Cash Investing and Financing
Transactions
Reversal of Warrants	$-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statement of Changes in Stockholder’s Equity (Deficit)

	Common Stock		Shares to be	Additional Paid-	Accumulated	Subscription	Total
	Shares	Amount	Issued	in Capital	Deficit	Receivable
Balance, January 1, 2023	22,584,982	$2,259	$20,000	$447,538	$(480,469)	$-	$(10,672)
Shares issued for cash	500,000	50	(20,000)	99,950			80,000
Shares issued for services	500,000	50		99,950			100,000
Net Loss for the Three Months Ended March 31, 2023					(134,836)		(134,836)
Balance, March 31, 2023	23,584,982	$2,359	$-	$647,438	$(615,306)	$-	$34,491
Shares issued for cash	50,000	5		19,995			20,000
Net Loss for the Six Months Ended June 30, 2023					(34,651)		(34,651)
Balance, June 30, 2023	23,634,982	$2,364	$-	$667,433	$(649,957)	$-	$19,840

							Total
				Additional			Stockholders’
	Common Stock		Shares to	Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	be Issued	Capital	Deficit	Receivable	(Deficit)
Balance, January 1, 2022	22,417,500	$2,242	$29,497	$283,258	$(169,309)	$(88,000)	$57,688
Shares issued for cash	125,000	12		24,989		(12,000)	13,000
Reversal of Warrants	(1,000,000)	(100)		(99,900)		100,000
Net Loss for the Three Months Ended March 31, 2022					(66,712)		(66,712)
Balance, March 31, 2022	21,542,500	$2,154	$29,497	$208,347	$(236,021)	$-	$3,975
Shares issued for cash	400,000	40		54,960			55,000
Net Loss for the Six Months Ended June 30, 2022					(48,926)		(48,926)
Balance, June 30, 2022	21,942,500	$2,194	$24,497	$263,307	$(284,947)	$-	$10,051

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOQLY, INC

Notes to the Unaudited Condensed Financial Statements

brooqLy, Inc. is referred to in these notes to the Unaudited Condensed Financial Statements as the “Company”.

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is an early-stage company incorporated in Nevada on February 19, 2021, under the name “MyTreat, Inc”. On May 12, 2021, pursuant to an amendment to its Articles of Incorporation the Company filed with the state of Nevada to change  its name to brooqLy, Inc.

The Company is a social networking platform that connects people using the practice of treating products via its Platform. The participants in the Company’s Platform include:

☐	Shops that register to use the Company’s Platform
☐	Sending Consumers who order “treats” for Receiving Consumers who download our app and are registered on the Company’s Platform.
☐	Receiving Consumers who receive the “treats” from Sending Consumers who have downloaded the Company’s app and are registered on the Company’s Platform.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars, unless indicated otherwise. The Company believes that the disclosures in these financial statements are adequate and not misleading. In the opinion of management, the financial statements and notes contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2023, the statements of operations for the three and six months ended June 30, 2023, and statement of cash flows for the six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of results for the entire year ended December 31, 2023.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2023.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which considers the continuation of the Company as a going concern. The Company recorded $2 in revenue for the six months ended June 30, 2023. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenue to cover operating costs. Until the Company generates material operating revenues, it will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such an offering or that it will raise sufficient funding to continue its operations.

Our ability to continue operations depends on our ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. We expect that we will continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating. The Company has taken steps through its application to FINRA to be able to begin trading on the OTC Markets so that it may potentially be able to raise additional funds through capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable. If the Company is unable to raise additional funds, then it will be unable to continue as a going concern.

NOTE 4 – INTANGIBLE ASSET

As of June 30, 2023, and December 31, 2022, Intangible assets consisted of the following:

	Useful life	June 30, 2023	December 31, 2022
At cost:
Software platform	5 years	$149,924	$149,924

Less: accumulated amortization		(35,305)	(20,436)
		$114,619	$129,488

On April 20, 2021, the Company entered into an agreement with Nikolaos Stratigakis to develop its online platform for a value of 5,000 Euro in cash and 147,482 shares of restricted common shares at the stated value of $0.20 per share equal to the value of $29,497. Then on July 1, 2022, the Company entered into a second agreement with Nikolaos Stratigakis for a value of $10,920 Euro and 270,000 shares of restricted common shares at the stated value of $0.24 per share equal to the value of $64,800.

The total value of $149,924 was amortized over its useful life of 5 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with its three executive officers who have contributed cash infusions from time to time to facilitate cash flow. The Company has the following transactions with related parties as of June 30, 2023: (a) due to related party in the amount of $1,959 to the Company’s Chief Executive Officer, Panagiotis N. Lazaretos; (b) due to related part in the amount of $3,136 to the Company’s Chief Financial Officer, Helen V. Maridakis; and (c) due to related party in the amount of $17,709 to the Company’s Chief Operating Officer, Nikolaos Ioannou.

NOTE 6 – NOTE PAYABLE AND PROMISSORY NOTE

On May 10, 2023, Eltino, Ltd, provided a loan with a non-interest-bearing promissory note to the Company valued at $25,000.  The note has a repayment maturity date of December 31, 2024.  There are no minimum monthly payments.

Additionally, on May 17, the Company entered into a Convertible Promissory Note Agreement with Skordilakis & Sia, IKE, who agreed to lend $30,000 to the Company  (the “Loan Amount”). The Note may be converted into 500,000 Common Stock Shares, which conversion decision must be made by September 30, 2023 (the “Conversion Decision”).  Skordilakis & Sia, IKE is required to provide written notice to the Company by September 30, 2023 of their Conversion Decision.  Should they chose not to convert the Note by September 30, 2023, the Company shall pay them $60,000 upon the  maturity date of the Note.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On June 30, 2023, there were 23,634,982 common shares issued and outstanding.

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

For the six months ended June 30, 2023, the Company issued 550,000 shares of common stock for cash proceeds of $120,000, of which $20,000 was for cash proceeds already received as of December 31, 2022. Additionally, the Company issued 500,000 shares of common stock for services at a value of $100,000 as of June 30, 2023.

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

Changes in Equity

For the year beginning January 1, 2023, the Company had a shareholders’ deficit balance of $10,672. With the sale of 550,000 shares of common stock for a value of $120,000 of which $20,000 was for cash proceeds already received as of December 31, 2022, the issuance of 500,000 shares of commons stock for services rendered, a value of $100,000, and the net loss of $169,487 for the six months ended June 30, 2023, the ending balance in equity is $19,840 as of June 30, 2023.

For the year beginning January 1, 2022, the Company had a shareholders’ equity balance of $57,688. With the cancellation of 1,000,000 common stock, the sale of common stock for cash for a value of $78,000, a net loss of $115,638 for the six months ended June 30, 2022, and the ending balance in equity is $10,051 as of June 30, 2022

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – INCOME TAXES

The Company’s has an overall net loss and as a result there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	June 30,	December 31,
	2023	2022

Net operating loss carry-forward	$(649,956)	$(480,469)
Less: valuation allowance	649,956	480,469
Net deferred tax asset	$-	$-

The Company had federal net operating loss carry forwards for tax purposes of approximately $169,488 on December 31, 2022, and $649,956 approximately on June 30, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 10 – SUBSEQUENT EVENT

On July 27, 2023, our sponsoring broker-dealer, Glendale Securities, received notification from FINRA that its 15c2-11 under the Securities Exchange Act of 1934, complied with FINRA Rule 6432 and that we may initiate a price quotation.  Our common stock is now quoted under the ticker symbol “BRQL”.

The Company has publicly announced   that it is raising up to $5,000,000 from Accredited Investors pursuant to  in a Regulation D/Rule 506(c) offering.

On July 31, 2023, we completed an agreement with Jahani & Associates to act as our advisor for expansion into the Middle East and Southeast Asia.

On July 31, 2023, we completed an agreement with Umergence LLC (“UMG’), a registered broker-dealer, to introduce us to accredited investors with whom UMG has a pre-existing business relationship.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

brooqLy, Inc. is referred to as “we”, “our”, or “us”.

Going Concern

At June 30, 2023, we had a working capital deficit of approximately $94,779. Our current liquidity resources are insufficient to fund the anticipated level of operations for at least the next 12 months from the date these condensed financial statements were issued. As a result, there is substantial doubt regarding our ability to continue as a going concern.

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

We will continue our Plan of Operations by:

☐	Continual upgrading, development and integration of platform
☐	Secure international local partner contracts and create new markets

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

For the Six Months Ended June 30, 2023 and 2022

Revenues

We had $2 in revenue for the six months ended June 30, 2023, and $776 for the six months ended June 30, 2022.

Operating Expenses

Our operating expenses totaled $169,490 and $116,414 for the six months ended June 30, 2023, and June 30, 2022, respectively. The $53,076 increase in operating expenses is primarily attributable to an increase in legal, auditing, and professional fees as well as advertising and marketing expenses.

Other Income and Expenses

None

Net Loss

For the six months ended June 30, 2023, and 2022, we recognized net losses from operations of $169,487 and $115,638, respectively. The net losses are directly due to $169,488 and $115,638 in operating expenses, respectively.

We anticipate losses from operations will increase during the next twelve months due to the anticipated $110,000 in legal and auditing expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues become sufficient to offset operating expenses.

Liquidity and Capital Resources

We have generated minimal revenues since inception. We have obtained cash for operating expenses mainly through advances and/or loans from affiliates and stockholders.  Currently, we have made arrangements with a registered broker dealer to raise additional capital, where they will identify potential investors and negotiate appropriate agreements with them. We may be unable to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot obtain the needed capital, we may be unable to become profitable and may have to curtail or cease our operations. Additional equity financing, if available, may be dilutive to the holders of our capital stock. Debt financing may involve significant cash payment obligations, covenants and financial ratios that may restrict our ability to operate and grow our business.

At June 30, 2023, we had a working capital deficit of $94,779. Our current liquidity resources are insufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the six months ended June 30, 2023, and June 30, 2022, our net cash used from operating activities was $148,575 and $69,463, respectively. The $24,112 increase is mainly due to amortization expense and professional fees. Our primary uses of funds in operations were payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the six months ended June 30, 2023, and June 30, 2022, our net cash used from investment activities was $0 and $23,028, respectively.

Net Cash Provided by Financing Activities.

As of June 30, 2023, and June 30, 2022, net cash provided by financing activities was $155,000 and $68,000, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at June 30, 2023 was $131,409, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable and due to related party.

At June 30, 2023, we had $36,630 of current assets and our working capital deficit was $94,779.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of June 30, 2023, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors; however, our Form 10-K for our fiscal year ending December 31, 2022, contains various risk factors at the following link:

https://www.sec.gov/ix?doc=/Archives/edgar/data/1854526/000147793222001710/brooqly_10k.htm

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

For the six months ended June 30, 2023, we issued 25,000 shares of common stock each to 2 residents of Turkey pursuant to Regulation S of the Securities Act of 1933, as amended.

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

BROOQLY, INC.

Date: August 14, 2023	By:	/s/ Panagiotis Lazaretos
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Helen Maridakis
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

