Form 10-Q/A
period 2022-03-31
brooqLy, Inc.
filed 2023-10-10
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment Number 1)

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

EXPLANATORY NOTE

We are filing this amendment to our Form 10-Q for the period ending March 31, 2022 that was filed on May 16, 2022  to correct a Scrivener’s error that states we are a shell company, which is hereby being amended to reflect that we were not a shell company during the quarterly period ending March 31, 2022.  In connection therewith, we were not  a shell company (and not designated as a shell company) as of the filing of our Form S-1 filed on December 22, 2021 nor were we a shell company (and not designated as a shell company) as of the filing of our  Form 10-K for our year end of December 31, 2021 filed on March 30, 2022 and our Form 10-K for our year end of December 31, 2022 filed on April 17, 2023. Additionally,  our operations have expanded with each periodic report occurring after our Forms 10-K for our year end of December 31, 2021 and December 31, 2022. The remainder of our disclosure remains the same with respect to the Form 10-Q as originally filed on May 16, 2022.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOQLY, INC.

Date: October 10, 2023	By:	/s/ Panagiotis Lazaretos
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Helen Maridakis
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

3