Form 10-Q/A
period 2022-09-30
brooqLy, Inc.
filed 2023-10-10
CIK 1854526

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

EXPLANATORY NOTE

We are filing this amendment to our Form 10-Q for the period ending September 30, 2022 that was filed on November 18, 2022 to correct a Scrivener’s error that states we are a shell company, which is hereby being amended to reflect that we were not a shell company during the quarterly period ending September 30, 2022. In connection therewith, we were not a shell company (and not designated as a shell company)  as of the filing of our Form S-1 filed on December 22, 2021 nor were we a shell company (and not designated as a shell company) as of the filing of our  Form 10-K for our year end of December 31, 2021 filed on March 30, 2022 and our Form 10-K for our year end of December 31, 2022 filed on April 17, 2023.  Note further that our operations have expanded with each periodic report occurring after our Forms 10-K for our year end of December 31, 2021 and December 31, 2022. The remainder of our disclosure remains the same with respect to the Form 10-Q as originally filed on November 18, 2022.

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