Form 10-Q
period 2023-09-30
brooqLy, Inc.
filed 2023-11-14
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The Company has 24,234,982 common stock shares outstanding as of November 14, 2023.

2

PART I – FINANCIAL INFORMATION

Unaudited Condensed Financial Statements

of

BROOQLY, INC.

For the Nine Months Ended September 30, 2023

BROOQLY, INC

Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of September 30, 2023, and December 31, 2022 (audited)	F-3
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2023, and September 30, 2022	F-4
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2023, and September 30, 2022	F-5
Unaudited Condensed Statements of Changes in Shareholder’s Equity as of September 30, 2023, and September 30, 2022	F-6
Notes to the Unaudited Condensed Financial Statements	F-7 to F-12

BrooqLy Inc.

Unaudited Condensed Balance Sheets

ASSET	September 30, 2023	December 31, 2022 Audited
Current Assets
Cash	$3,131	$1
Prepaid Expenses	30,204	204
Total Current Assets	33,335	205

Long-term Assets
Intangible Assets, net	128,664	129,488
Total Long-term Assets	128,664	129,488

Total Assets	$161,999	$129,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$66,138	$118,459
Promissory Note	55,000	-
Interest Payable	1,864	-
Payroll Payable	23,488	-
Due to related party	22,804	21,906
Total Current Liabilities	169,294	140,366

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 common shares authorized; 24,234,982 and 22,684,982 common shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	2,424	2,259
Common stock to be issued		20,000
Additional paid in capital	749,373	447,538
Accumulated deficit	(759,092)	(480,469)
Total Stockholders’ Deficit	(7,295)	(10,672)

Total Liabilities and Stockholders’ Deficit	$161,999	$129,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Operations

	THREE MONTHS ENDED September 30, 2023	THREE MONTHS ENDED September 30, 2022	NINE MONTHS ENDED September 30, 2023	NINE MONTHS ENDED September 30, 2022

Revenue	$1	$201	$3	$976
Total Revenue	1	201	3	976

Operating expenses
Professional fees	19,769	18,832	61,772	85,337
Other general and administrative costs	57,770	123,759	185,258	173,667

Total operating expenses	77,539	142,591	247,030	259,005

Loss from operations	(77,538)	(142,391)	(247,027)	(258,028)

Other Income	267	48	269	48
Interest Expense	(31,864)	-	(31,864)	-
Other Income (expense) net	(31,597)	48	(31,595)	48

Net loss before income tax	$(109,135)	$(142,342)	$(278,622)	$(257,980)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(109,135)	$(142,342)	$(278,622)	$(257,980)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	23,888,243	22,408,895	23,414,744	22,218,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Cash Flows

	NINE MONTHS ENDED September 30, 2023	NINE MONTHS ENDED September 30, 2022
Cash Flows from Operating Activities
Net loss	$(278,622)	$(257,980)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	22,825	10,009
Shares Issued for Services	122,000	80,000
Shares Issued for Loan and Interest	60,000
Changes in assets and liabilities
Accounts Payable	(52,323)	48,584
Payroll Payable	23,488	-
Prepaid expenses	(30,000)	-
Accrued Interest	1,864	-
Due to related party	898	27,587
Net cash used in operating activities	(129,870)	(91,800)

Cash Flows from Investing Activities
Software	(22,000)	(34,907)
Net cash used in investing activities	(22,000)	(34,907)

Cash Flows from Financing Activities
Shares issued for cash	100,000	98,000
Promissory Note	55,000	-
Net cash provided by financing activities	155,000	98,000

Net Increase (Decrease) in Cash	3,130	(28,707)

Net Change in Cash
Cash at beginning of period	1	30,035
Cash at end of period	$3,131	$1,328

Supplemental Non-Cash Investing and Financing
Transactions
Reversal of Warrants	$-	$100,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Changes in Stockholder’s Deficit

			Shares	Additional			Total
	Common Stock		to be	Paid-in	Accumulated	Subscription	Stockholders’
	Shares	Amount	Issued	Capital	Deficit	Receivable	Deficit
Balance, January 1, 2023	22,584,982	$2,259	$20,000	$447,538	$(480,469)	$-	$(10,672)
Shares issued for cash	500,000	50	(20,000)	99,950			80,000
Shares issued for services	500,000	50		99,950			100,000
Net Loss					(134,836)		(134,836)
Balance, March 31, 2023	23,584,982	$2,359	$-	$647,438	$(615,306)	$-	$34,491

Shares issued for cash	50,000	5		19,995			20,000
Net Loss					(34,651)		(34,651)
Balance, June 30, 2023	23,634,982	$2,364	$-	$667,433	$(649,957)	$-	$19,840

Shares issued for services	100,000	10		21,990			22,000
Shares issued for loan and interest	500,000	50		59,950			60,000
Net Loss					(109,135)		(109,135)
Balance, September 30, 2023	24,234,982	$2,424	$-	$749,373	$(759,092)	$-	$(7,295)

							Total
			Shares	Additional			Stockholders’
	Common Stock		to be	Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Issued	Capital	Deficit	Receivable	(Deficit)
Balance, January 1, 2022	22,564,982	$2,257	$-	$432,740	$(289,309)	$(88,000)	$57,688
Shares issued for cash	125,000	12		24,987		(12,000)	13,000
Reversal of Warrants	(1,000,000)	(100)		(99,900)		100,000	-
Net Loss					(66,712)		(66,712)
Balance, March 31, 2022	21,689,982	$2,169	$-	$357,827	$(356,021)	$-	$3,976

Shares issued for cash	400,000	40		54,960			55,000
Net Loss					(48,926)		(48,926)
Balance, June 30, 2022	22,089,982	$2,209	$-	$412,787	$(404,947)	$-	$10,050
Shares issued for cash	25,000	3		9,998		-	10,000
Shares issued for services	200,000	20		79,980			80,000
Shares to be issued			84,800				84,800
Net loss					(142,342)		(142,342)
Balance, September 30, 2022	22,314,982	$2,232	84,800	$502,765	$(547,289)	$-	$42,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROOQLY, INC

Notes to the Unaudited Condensed Financial Statements

brooqLy, Inc. is referred to in these notes to the Unaudited Condensed Financial Statements as the “Company”.

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is an early-stage company incorporated in Nevada on February 19, 2021, under the name “MyTreat, Inc”. On May 12, 2021, pursuant to an amendment to its Articles of Incorporation filed in Nevada, the Company filed to change its name to brooqLy, Inc.

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

On March 29, 2023, the Company completed an agreement with REM People, a new Generation, Retail Analytics Company with coverage in over 50 markets, establishing a partnership for the Turkish Market. This partnership will allow the Company to potentially establish a strong presence in the Turkish market and expand its reach in the region.

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

On April 12, 2023, the Company announced a partnership, for the Greek market, with Botilia.gr, a platform, specializing in online wine and spirit sales.

The Company has publicly announced that it is raising up to $5,000,000 from Accredited Investors pursuant to a Regulation D/Rule 506(c) offering. To achieve this, the Company completed an agreement on July 31, 2023, with Jahani & Associates (“J & A”) to act as their advisor for expansion into the Middle East and Southeast Asia.  Following, on the same date, the Company also completed an agreement with Umergence LLC (“UMG’), a registered broker-dealer, to introduce accredited investors with whom UMG has a pre-existing business relationship. After having made a first required payment of $12,500, because we did not make the second payment of $12,500 as a result of our inability to pay, the broker-dealer has paused in their efforts to procure investors until such time when the second payment is made.

On July 27, 2023, our sponsoring broker-dealer, Glendale Securities, received notification from FINRA that its 15c2-11 under the Securities Exchange Act of 1934, complied with FINRA Rule 6432 and that we may initiate a price quotation.  Our common stock is now quoted under the ticker symbol “BRQL”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed  financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements in the Company’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023. The balance sheet as of December 31, 2022 was derived from the Company’s audited 2022 financial statements contained in the above referenced 2022 Annual Report.

The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of results for the entire year ended December 31, 2023.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2023.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s financial statements upon adoption.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which considers the continuation of the Company as a going concern. The Company recorded $3 in revenue for the nine months ended September 30, 2023. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenue to cover operating costs. Until the Company generates material operating revenues, it will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such an offering or that it will raise sufficient funding to continue its operations.

Our ability to continue operations depends on our ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. We expect that we will continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operations. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable. If the Company is unable to raise additional funds, then it will be unable to continue as a going concern.

NOTE 4 – INTANGIBLE ASSET

As of September 30, 2023, and December 31, 2022, Intangible assets consisted of the following:

	Useful life	September 30, 2023	December 31, 2022
At cost:
Software platform	5 years	$171,925	$149,924

Less: accumulated amortization		(43,261)	(20,436)
		$128,664	$129,488

On April 20, 2021, the Company entered into an agreement with Nikolaos Stratigakis to develop its online platform for a value of 5,000 Euro in cash and 147,482 shares of restricted common stock shares at the stated value of $0.20 per share equal to the value of $29,497. Then on July 1, 2022, the Company entered into a second agreement with Nikolaos Stratigakis for a value of $10,920 and 270,000 restricted common stock shares at the stated value of $0.24 per share equal to the value of $64,800.

As of July 1, 2023, the Company signed an agreement with Citiwave Systems, Ltd, a software developer, to continue enhancing and further developing its online platform for a value of 15,000 Euro in cash and 100,000 restricted common stock shares at a value of $0.22 per share equal to the value of $22,000.  The project timeline terminates on September 30, 2023.

The total value of $171,925 was amortized over its useful life of 5 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with its three executive officers who have contributed cash infusions from time to time to facilitate cash flow. The Company has the following transactions with related parties as of September 30, 2023: (a) due to related party in the amount of $1,959 to the Company’s Chief Executive Officer, Panagiotis N. Lazaretos; (b) due to related party in the amount of $3,136 to the Company’s Chief Financial Officer, Helen V. Maridakis; and (c) due to related party in the amount of $17,709 to the Company’s Chief Operating Officer, Nikolaos Ioannou.

As of July 1, 2023, the Company accrued salaries for its three executive officers in the amount of $3,000 per month for each.  The accrued salaries payable has an amount of $5,488 due to Panagiotis N. Lazaretos, $9,000 due to Helen V. Maridakis and $9,000 due to Nikolaos Ioannou.

NOTE 6 – NOTE PAYABLE AND PROMISSORY NOTE

On May 10, 2023, Eltino, Ltd, provided a loan with a non-interest-bearing promissory note to the Company valued at $25,000.  The note has a repayment maturity date of December 31, 2024.  There are no minimum monthly payments.

Additionally, on May 17, 2023, the Company entered into a Convertible Promissory Note Agreement with Skordilakis & Sia, IKE, who agreed to lend $30,000 to the Company (the “Loan Amount”). The Note was converted into 500,000 common stock shares on August 22, 2023, the date which the conversion decision was made.  Skordilakis & Sia, IKE provided written notice to the Company on August 22, 2023, of their Conversion Decision.  According to the Convertible Note the repayment amount was $60,000 upon the maturity date of the Note, December 31, 2024, therefore, the Company recognized $30,000 as interest expense as of September 30, 2023.

On August 29, 2023, the Company signed a Promissory note with Ms. Bridusa-Dominca Kamara for the loan amount of $30,000.  The Note has a maturity date of December 31, 2024, and interest of $14,000, payable on the maturity date.  Additionally, Ms. Kamara will also receive 200,000 common stock shares on December 31, 2024.  The company has recognized accrued interest expense of $1,864 as of September 30, 2023, for this Promissory Note

NOTE 7 – STOCKHOLDERS’ DEFICIT

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On September 30, 2023, there were 24,234,982 common shares issued and outstanding.

For the year ended December 31, 2022, the Company issued 550,000 shares of common stock for cash proceeds of $78,000 and 617,482 shares of common stock for services rendered, a value of $144,800.

On February 25, 2022, the Company cancelled 1,000,000 in common shares and warrants issued to an accredited investor. The Company had entered into a subscription agreement on September 30, 2021, whereby the investor agreed to purchase up to 1,000,000 restricted common stock shares and 1,000,000 in warrants at $0.10 per share. The investment was in excess of $50,000 entitling the investor to receive shares and warrants at a reduced price instead of at $0.20 per share from those investors investing less than $50,000. The investor failed to pay $75,000 of the aggregate investment and the Company has determined that the investor will not receive the benefit of the $0.10 per share price and its shares shall be calculated on the basis of $0.20 per share, for which there is an adjusted number of common shares (and no warrants), of 125,000 shares for the cash proceeds of $25,000 that the company received from the investor.

For the year ended December 31, 2022, the Company issued 550,000 restricted common stock shares of common stock for cash proceeds of $78,000, of which 350,000 common stock shares for cash proceeds of $35,000, were from the exercise of warrants. The Company has also received cash proceeds of $20,000 for 100,000 shares to be issued. Additionally, the Company issued 617,482 common stocks for services at a value of $174,295 as of December 31, 2022.

For the nine months ended September 30, 2023, the Company issued 550,000 restricted common stock shares for cash proceeds of $120,000, of which $20,000 was for cash proceeds already received as of December 31, 2022. Additionally, the Company issued 500,000 restricted common stock shares for the conversion of the loan at a value of $60,000 and 600,000 restricted common stock shares for services at a value of $122,000 as of September 30, 2023.

Warrants

From September 17, 2021, to December 31, 2021, the Company sold 2,000,000 Common Stock Shares to 3 accredited investors at a price of $0.10 per share or an aggregate of $200,000, which subscription also included 1 Common Stock Purchase Warrant for each Common Stock Share Purchased, exercisable at ten (10) cents per share ($0.10). The Purchase Warrant provides that upon FINRA granting a trading symbol to the Company for quotation on the OTC Markets OTCQB, the Warrant Exercise Price will then be calculated at a 50% discount to the 7-day average price for that 7-day period preceding exercise of the Warrant. The Warrant Exercisable Period is 5 years from the date of the Subscriber subscribing to the Shares.

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

Changes in Equity

For the year beginning January 1, 2023, the Company had a shareholders’ deficit balance of $10,672. With the sale of 550,000 restricted common stock shares for a value of $120,000 of which $20,000 was for cash proceeds already received as of December 31, 2022, the issuance of 500,000 restricted common stock shares for the conversion of the loan, a value of $60,000, the issuance of 600,000 restricted commons stock shares for services rendered, a value of $122,000, and the net loss of $278,622 for the nine months ended September 30, 2023, the ending balance is a deficit of $7,295 as of September 30, 2023.

For the year beginning January 1, 2022, the Company had a shareholders’ equity balance of $57,688. With the cancellation of 1,000,000 common stock, the sale of common stock for a value of $78,000, the issuance of 200,000 shares of commons stock for services rendered, a value of $80,000, a net loss of $257,980 for the nine months ended September 30, 2022, and the ending balance in equity is $42,508 as of September 30, 2022.

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

The components of net deferred tax assets are as follows:

	September 30,	December 31,
	2023	2022

Net operating loss carry-forward	$(759,092)	$(480,469)
Less: valuation allowance	759,092	480,469
Net deferred tax asset	$-	$-

The Company had federal net operating loss carry forwards for tax purposes of approximately $169,488 on December 31, 2022, and $759,092 approximately on September 30, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 10 – SUBSEQUENT EVENT

 The Company has analyzed its operations subsequent to September 30, 2023, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that there are no material subsequent events to these unaudited condensed consolidated financial statements.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

brooqLy, Inc. is referred to as “we”, “our”, or “us”.

Going Concern

At September 30, 2023, we had a working capital deficit of approximately $135,959. Our current liquidity resources are insufficient to fund the anticipated level of operations for at least the next 12 months from the date these condensed financial statements were issued. As a result, there is substantial doubt regarding our ability to continue as a going concern.

Our ability to continue operations depends on our ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives. We expect that we will continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and the ability to obtain capital. There is no assurance that we will be successful in any capital-raising efforts that may be undertaken to fund operations and implement our business plan in the future.

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

For the Three and Nine Months Ended September30, 2023 and 2022

Revenues

We had $3 in revenue for the nine months ended September 30, 2023, and $976 for the nine months ended September 30, 2022.

For the Three months ended September 30, 2023 and September 30, 2022, we generated $1 and $201 in total revenue, respectively.

Operating Expenses

Our operating expenses totaled $247,030 and $259,055 for the nine months ended September 30, 2023, and September 30, 2022, respectively. The $11,974 decrease in operating expenses is primarily attributable to a decrease in advertising and marketing expenses.

For the Three months ended September 30, 2023 and September 30, 2022, we incurred $77,539 and $142,591 respectively in total operating expenses, representing a decrease of $65,053.  The decrease in operating expenses is primarily due to advertising and marketing expenses.

Other Income and Expenses

We had other income of $269 and $48 for the nine months ended September 30, 2023 and September 30, 2022, respectively.  These amounts are from cashback incentives from our bank.

For the three-month period ended September 30, 2023 and September 30, 2022, the other income, which amounts are from cashback incentives from our bank, was $267 and $48, respectively,

We had interest expense of $31,864 and $0 for the three and nine months ended September 30, 2023, and September 30, 2022, respectively.  The interest expense is due from the Convertible Note and the Promissory Note that the Company has entered into as of September 30, 2023.

Net Loss

For the nine months ended September 30, 2023, and 2022, we recognized net losses from operations of $278,622 and $257,980, respectively. The net losses are directly due to $247,030 and $259,005 in operating expenses, respectively.

We anticipate losses from operations will increase during the next twelve months due to the anticipated $110,000 in legal and auditing expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues become sufficient to offset operating expenses.

For the Three Months Ended September 30, 2023 and 2022, we recognized net losses from operations of $109,135 and $142,342, respectively. The net losses are directly due to $77,539 and $142,591 in operating expenses, respectively.

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

At September 30, 2023, we had a working capital deficit of $135,959. Our current liquidity resources are insufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the nine months ended September 30, 2023, and September 30, 2022, our net cash used from operating activities was $129,870 and $91,800, respectively. The $38,069 increase is mainly due to amortization expense, interest expense and professional fees. Our primary uses of funds in operations were payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the nine months ended September 30, 2023, and September 30, 2022, our net cash used from investment activities was $22,000 and $34,907, respectively.

Net Cash Provided by Financing Activities.

As of September 30, 2023, and September 30, 2022, net cash provided by financing activities was $155,000 and $98,000, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at September 30, 2023 was $169,294, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable, payroll payable, due to related party and notes payable.

At September 30, 2023, we had $33,335 of current assets and our working capital deficit was $135,959.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of September 30, 2023, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

For the nine months ended September 30, 2023, we issued 25,000 shares of common stock each to 2 residents of Turkey and 500,000 shares of common stock to a company registered in Greece pursuant to Rule 506(b) of Regulation S of the Securities Act of 1933, as amended.

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

BROOQLY, INC.

Date: November 14, 2023	By:	/s/ Panagiotis Lazaretos
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Helen Maridakis
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

