Form 10-K
period 2023-12-31
brooqLy, Inc.
filed 2024-04-01
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2023

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

000-56399

BrooqLy, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-2265420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10101 S. Robert Road, Suite 209

Palos Hills, Illinois 60465

(Address of principal executive offices)

718-705-8770

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

As of April 1, 2024, there were 24,365,000 shares outstanding.

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

The term “Treat” is defined as a food, beverage or other various gifting product to be purchased and sent from one consumer to another.

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

Industry Background

Our business offering is a unique combination of the following technologies:

•	Social Networking
•	Online Food Ordering
•	Gifting

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

Starting in Q3 2024, we plan to upgrade our Platform to a holistic “out-of-home entertainment” platform by adding further user-friendly functionalities for its Users, in addition to the “Treating Modes”. Such Functionalities will include (but not limited to):

•	Table Reservation System
•	Meal Pre-Ordering System
•	Waiter-less Ordering System

Target Markets

Our target markets are:

•	Shops, consisting of bars, restaurants, and coffee houses
•	Consumers
•	Brands

Our market is currently concentrated in Central & Southeastern Europe. Our strategy is to add 3 new markets each year. We plan to increase our target regions to expand our presence and coverage in:

•	Western and Central / Eastern Europe
•	North & South America
•	Middle East & Africa

Platform Benefits

Our Platform is designed to benefit Shops, Users, and Brands, as follows:

•	Shops

○	Obtaining sales from Remote Customers
○	Obtaining additional awareness and visibility
○	Having online, real-time analytics on the spending of our Users

•	Users

○	Showing gratitude to loved ones, globally using the Remote treating mode
○	Making new connections using the In-Shop treating mode
○	Sending Products (“Treats”) with home delivery using the At-Home treating mode

•	Brands

○	Gaining access to a targeted audience that is ensembled to exchange food, beverage and other products
○	Getting customized brand positioning by advertising throughout our Platform
○	Having online, real-time analytics on the spending within the Platform

How the Platform Works

A Shop registers by paying an annual fee on our Platform thereby providing access to our Platform and the ability to upload:

•	Shop photos to be displayed on our app
•	Treat Catalog (Food, Beverage and other Gifting Products) with pricing information
•	Banking information, so we can execute relevant payments to its owners

A User downloads our App for free (from the Google and Apple app stores), completes account information, uploads a photo, and connects with friends by importing them from various sources, such as their phone catalog, Meta (Facebook), or other social networking platforms.

Then the User gains access to our newsfeed that shows “connected friends” activity similar to other Social Networking platforms. Therefore, every User, can share photos, “like” other connected User photos and send and receive notifications and messages.

Following that, the User can select one of three “Treating Modes” to purchase and send a Treat to another User:

Platform Data

Our platform is designed to be multi-lingual (currently operating in English, Greek, Romanian, Turkish and Czech) and a multicurrency conversion feature (so a Sending Consumer from one country receives real-time conversion when purchasing a Treat for a Receiving Consumer from another country).

We started operations in:

•	Greece, on August 13, 2021 (a market that we shall be managing directly with our own resources)
•	Romania, on August 26, 2021 (a market that we shall be managing using a Local Partner)
•	Turkey, on July 1, 2023 (a market that we shall be managing using a Local Partner)

We plan to start Operations in:

•	Czech Republic, on April 1st, 2024 (a market that we shall be managing directly with our own resources)
•	Zambia, on July 1st, 2024 (a market that we shall be managing using a Local Partner)

Revenue Sources

Our revenue is derived from 3 sources:

•	Annual Shop Registration Fee at $120 per year.
•

Treat Commission at 20% fee for each transaction made on our Platform for each Shop, i.e. a Sending Consumer orders a catalog product from a registered Shop on our Platform, which costs $10, 20% of which ($2) is retained by us.

•	Brand(s) that wish to advertise on our Platform, which advertising fee is based on selected shops per month at $50 per shop per month.

Dependence Upon One or a Few Customers

We are not presently, and we do not anticipate becoming dependent upon one or a few customers or brands or shops.

Marketing

Our marketing strategy consists of the following pillars once a country starts operations:

•	Pre-launch Stage
	○	Social Media teasing Posts
	○	Brand Building campaigns
	○	CRM process creation
	○	Landing Page creation to lead generation

•	Launch Stage
	○	Performance Marketing
	○	Influencer Marketing
	○	email Marketing
	○	Native Ads
	○	Press Releases

•	Post Launch Stage

○	Referral Marketing
○	App Store Optimization
○	App Push Notifications
○	CRM Marketing
○	Mobile Affiliate Marketing
○	Vlogging

Operations to Date

Our operations to date have primarily consisted of:

•	Signing agreement with Enaleia on September 28th, 2023, as part of our environmental responsibility
•	Signing new software development agreement with Citiwave Systems, Ltd, on October 1st, 2023
•	Acquiring DTC and DWAC eligibility which was publicly announced on October 27th, 2023
•	Launching version 3 of our platform, on December 1st, 2023
•	Enhancing operations in Greece, Romania and Turkey
•	Signing agreement with CIM Securities, LLC, on February 29th, 2024 to raise up to 3,000,000 in funding
•	Signing Pilot Agreement for Czech Republic on March 13th, 2024
•	Singing Foreign Representation Agreement for Zambia on March 27th, 2024

Material Agreements up to the end of Fiscal Year 2023

We have executed the following agreements critical to the development our business plan:

•	Foreign Representation Agreements

o	On March 29th, 2023, we executed a partnership, for the Turkish Market, with REM People, a new Generation, Retail Analytics Company with coverage in over 50 markets.
o

On April 5th, 2023, we executed a partnership extension, for the Romanian Market, with Field Insights CEE, a Marketing Intelligence company with operations in 17 Central and Eastern European countries.

•	Software Development Agreements

o	On July 1st, 2022, we signed an agreement with Nikolaos Stratigakis to upgrade our platform to v2. This agreement was terminated on September 30th, 2023.
o

On October, 1st 2023, we sign an agreement with Citiwave Systems. Ltd to upgrade our platform to v3 which includes a new User Interface for our smartphone app and upgraded functionality for our web-based administration and reporting system.

•	Marketing & Advertising Agreements

o	On February 1st, 2022, we signed an agreement with Ellines.com, Ltd, for services including social media strategy design and implementation. This agreement was terminated on September 30th, 2022.
o	On January 1st, 2023, we signed an agreement with Angelos Damoulianos for marketing services to include, general strategy design and implementation

Material Agreements after the end of Fiscal Year 2023

•	Investment Banking Agreement

o	We completed an agreement with CIM Securities LLC, on February 22nd, 2024.
o	The objective is to raise up to $3,000,000 from accreditor investors under Regulation 506(c).

•	Short-Term Pilot Agreement – Czech Republic

o	We completed an agreement with Anton Kalenikov, on March 13th, 2024.
o	The scope of the pilot is to test the adaptability of our platform in the Czech market.
o	After a 3-month duration we will evaluate the outcome and decide on the next steps.

•	Foreign Representation Agreement - Zambia

o	We completed an agreement with MRX Consulting OÜ on March 27th, 2024.
o	This partnership will be instrumental in testing our platform in a new continent and also expanding our platform to the neighboring sub-Saharan markets within a 3-year strategy.
o	The Foreign Representation Agreement signed comes into effect on July 1st, 2024.

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

Where You Can Find Us

Our principal executive office and mailing address are 10101 S. Roberts Road, Suite 209, Palos Hills, Illinois 60465 and our telephone number is 718-705-8770.

Website

We have developed a website to be located at www.brooqLy.com. No information on our website is incorporated into this 10-K.

ITEM 1A. RISK FACTORS

We are subject to the following risk factors:

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

9

•

We may be subject to claims by third parties of intellectual property infringement; we could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property or prevent third parties from making unauthorized use of our technology could adversely affect our business, results of operations, and financial condition.

•	Any future litigation against us could be costly and time-consuming to defend.

•	Our brand is integral to our success; if we fail to effectively maintain, promote, and enhance our brand, our business and competitive advantage may be harmed.

•	Unfavorable conditions in our industry or the global economy, or reductions in digital ordering transaction volume or technology spending, could adversely impact the health of our customers and limit our ability to grow our business and negatively affect our results of operations.

•	Increases in food, labor, and occupancy costs could adversely affect results of operations.

•	Our failure to attract, train, or retain highly qualified personnel could harm our business.

•	Our Platform is in the early stages of commercialization; we are not certain that our Platform will be well received as anticipated.

•	We may be unable to effectively manage growth.

•	We may incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

•	We are eligible to be treated as an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” within the meaning of the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our Common Stock less attractive to investors.

•	Our failure to appropriately and timely respond to changing consumer preferences and demand for new products and services could significantly harm our customer relationships and have a material adverse effect on our business, financial condition, and results of operations.

•	We face risks associated with our existing and planned international business.

•	We are exposed to foreign currency exchange rate fluctuations and exchange control risks, which may harm the results of operations and cause our financial results to fluctuate between periods.

•	We may be unable to adequately protect or continue to use our intellectual property; failure to protect such intellectual property may harm our business.

•	We will require additional capital to execute our overall business strategy.

•	Our officers own a controlling interest in the voting stock and investors will have minimal influence on our operations.

•	Climate changes may indirectly impact our business.

•	The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

•	We may have difficulty obtaining officer and director coverage or obtaining such coverage on favorable terms or financially be unable to obtain any such coverage, which may make it difficult for our attracting and retaining qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers

Risks Related to our Securities

•	An investment in our shares is highly speculative.

•	The market price of our Common Stock may fluctuate significantly in the future.

•	You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock.

•	There is presently no market for our Common Stock; an inability to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult for you to sell your shares.

•	If our stock is thinly traded, sale of your holding may take a considerable amount of time.

•	Our common Stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities will be limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.

•	There will be restrictions on resale of Securities and there is no assurance of the registration of the Securities.

•	Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low-priced stocks that will create a lack of liquidity and make trading difficult or impossible.

•	FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our Common Stock.

•	Shares eligible for future sale may adversely affect the market.

•	If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

•	Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our Common Stock price.

•	We have never paid cash dividends and do not anticipate doing so in the foreseeable future.

•	Our stock price may be volatile, which may result in losses to our shareholders.

•	We do not have an independent board of directors which could create a conflict of interests and pose a risk from a corporate governance perspective.

•	Because we do not have a nominating, audit or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent, to perform these functions.

•	Our election not to opt out of the JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

•	We may have difficulty obtaining officer and director coverage or obtaining such coverage on favorable terms or financially be unable to obtain any such coverage, which may make it difficult for our attracting and retaining qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

•	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

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

ITEM 1C. CYBERSECURITY

Risk management and strategy

We assess material risks from cybersecurity threats on an ongoing basis, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. As our Company grows, we plan to develop a more robust and detailed strategy for cybersecurity in alignment with nationally accepted standards. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our management and the Board recognize the critical importance of maintaining the trust and confidence of our business partners, including the importance of managing cybersecurity risks as part of our larger risk management program. While all of our personnel play a part in managing cybersecurity risks, one of the key functions of our Board is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board and executive officers are responsible for monitoring and assessing strategic risk exposure, and for the day-to-day management of the material risks that we face. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

ITEM 2. PROPERTIES

Our executive offices are located at 10101 S. Roberts Road, Suite 209, Palos Hills, Illinois 60465 and consists of 150 square feet composed of (office, conference room, etc.). We pay monthly rent of $0 and our lease expires on December 31, 2024.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of April 1 2024, our common stock was held by 29 stockholders of record. As of April 1, 2024, we had 24,635,000 shares of common stock issued and outstanding.

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

COVID-19 Related Risks

•	The future outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

•	The future outbreak of the COVID-19 may adversely affect business associated with our Platform and have an adverse effect on our results of operations.

•

Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

THE FUTURE OUTBREAK OF COVID-19 MAY AGIN RESULT IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE

Russian – Ukrainian War Related Risks

The war between Russia and Ukraine continues to evolve as military activity proceeds and additional sanctions are imposed. In addition to the human toll and impact of the events on entities that have operations in Russia, Ukraine, or neighboring countries (e.g., Belarus) or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.

Our Business

We are a technology company that has developed a Social Networking Platform that connects its Users using the practice of purchasing and sending Food and/or beverage products (“Treats”). The participants in our Platform include: Shops, Sending Consumers, Receiving Consumers and Brands

We have accomplished significant development steps as indicated above.

Known or Anticipated Trends

•	Financial market volatility and declines in financial market prices of equity securities

•	Liquidity and/or capital resources changes and the impact of any changes or limitations, including, without limitation, ability to borrow funds and/or renew or roll over existing indebtedness.

•	Ongoing impacts of the war in Ukraine and the Russian sanctions; and

•	Economic recession.

•	European energy market issues that, in addition to inflation and rising interest rate impacts, may also affect some companies, especially those that have business operations or significant markets in Europe.

Results of Operations for Fiscal Year Ended December 31, 2023

•	Revenues

Our revenues for FY 2023 and FY 2022 were $5 and $993 , respectively, consisting solely of treats from our Platform. Our revenues from FY 2023 compared to FY 2022 decreased by $898 due to our concentration on the further development of our app.

•	Operating expenses

We incurred total operating expenses of $314,307 for the year ended December 31, 2023, consisting of $87,941 of professional fees, $54,000 in salaries and $172,366 of other general and administrative costs. We incurred total operating expenses of $312,256 for the year ended December 31, 2022, consisting of $120,810 of professional fees and $191,446 of other general and administrative costs.  Our total operating expense from FY 2023 compared to FY 2022 marginally increased by $2,051.

•	Net loss
We had a net loss of $348,288 and $311,160 for the year ended December 31, 2023 and December 31, 2022, respectively, reflecting an increased net loss of $37,128.

Liquidity and Capital Resources

Our cash flows used in operating activities were $80,826 and $28,328 for the year ended December 31, 2023 and December 31, 2022, respectively, which is attributed primarily to legal and auditing services.  The $52,498 increase is mainly due to the shares issued for the convertible loan.

Net cash flow used in investing activities was $74,173 and $99,707 for our software for the years ended December 31, 2023 and December 31, 2022, respectively.

Our cash flows from financing activities were $155,000, consisting of $100,000 shares issued for cash and $55,000 for cash received from two Promissory Notes as of December 31, 2023.  For the previous year ended December 31, 2022 our cash flows from financing activities were $98,000, consisting of $78,000 shares issued  for cash and $20,000 for shares issued for services.

Plan of Operations

We anticipate that we will incur $360,000 of total expenses over the next year with operating expenses of approximately at a burn rate of $30,000 per month as follows: (a) product development - $150,000; (b), marketing - $15,000; and (c) international business development - $75,000 and (d) $120,000 for various operating expenses. Based on our current cash position of $2 as of December 31, 2023, we will not be able to conduct our operations for even 1 month, our future operations are contingent upon obtaining additional financing. There is no assurance that we will be able to obtain or on terms acceptable to us.

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

Going Concern

The report of the independent registered public accounting firm accompanying our December 31, 2023 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company has taken steps to procure additional funding and to increase its users and market awareness so as to continue as a going concern.   An updated app was released for both Android and IOS users in December 2023, which is functioning and has already increased users substantially to promote treats and therefore earning revenue.  Additionally, the company has retained CIM Securities, LLC as their non-exclusive Investment Banker and Selling Agency to procure funds.  And lastly, the company is expanding in other region through a Local representation Agreements that increases market potential without incurring addition costs to the company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLAMENTARY DATA

Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

BROOQLY, INC.

For the Years Ended December 31, 2023 and 2022

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BrooqLy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BrooqLy Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, statements cash flows, and statements of the changes in stockholders’ deficit, for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
New York, NY
April 1, 2024
PCAOB ID: 587

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

BrooqLy Inc.
Balance Sheets

ASSET	December 31, 2023	December 31, 2022
Current Assets
Cash	$2	$1
Prepaid Expenses	30,204	204
Total Current Assets	30,206	205

Long-term Assets
Intangible Assets, net	171,076	129,488
Total Long-term Assets	171,076	129,488

Total Assets	$201,282	$129,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$145,077	$118,459
Promissory Note	55,000	-
Interest Payable	4,303	-
Payroll Payable	50,488	-
Due to related party	23,374	21,906
Total Current Liabilities	278,242	140,366

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 common shares authorized; 24,234,982 and 22,584,982 common shares issued and outstanding at December 31, 2023 and December 31, 2022 respectively	2,424	2,259
Common stock to be issued		20,000
Additional paid in capital	749,373	447,538
Accumulated deficit	(828,757)	(480,469)
Total Stockholders’ Deficit	(76,960)	(10,672)

Total Liabilities and Stockholders’ Deficit	$201,282	$129,693

The accompanying notes are an integral part of these audited financial statements.

BrooqLy Inc.
Statements of Operations

	YEAR ENDED	YEAR ENDED
	December 31, 2023	December 31, 2022

Revenue	$5	$993
Total Revenue	5	993

Operating expenses
Professional fees	87,941	120,810
Salaries	54,000	-
Other general and administrative costs	172,366	191,446

Total operating expenses	314,307	312,256

Loss from operations	(314,302)	(311,263)

Other Income	317	103
Interest Expense	(34,303)	-
Other Income (expense) net	(33,986)	103

Net loss before income tax	$(348,288)	$(311,160)

Provision for income taxes (benefit)	-	-

Net loss	$(348,288)	$(311,160)

Net Loss Per Common Stock
- basic and fully diluted	$(0.01)	$(0.01)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	23,621,489	22,336,023

The accompanying notes are an integral part of these audited financial statements.

BrooqLy Inc.
Statements of Cash Flows

	YEAR ENDED	YEAR ENDED
	December 31, 2023	December 31, 2022

Cash Flows from Operating Activities
Net loss	$(348,288)	$(311,160)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	32,585	19,480
Shares Issued for Services	122,000	144,800
Shares Issued for Loan and Interest	60,000	-
Changes in assets and liabilities
Accounts Payable	26,618	97,722
Payroll Payable	50,488	-
Prepaid expenses	(30,000)	-
Accrued Interest	4,303	-
Due to related party	1,468	20,831
Net cash used in operating activities	$(80,826)	$(28,327)

Cash Flows from Investing Activities
Software	(74,173)	(99,707)
Net cash used in investing activities	$(74,173)	$(99,707)

Cash Flows from Financing Activities
Shares issued for cash	100,000	78,000
Shares to be issued for cash	-	20,000
Promissory Note	55,000	-
Net cash provided by financing activities	$155,000	$98,000

Net (Decrease) in Cash	1	(30,034)

Net Change in Cash
Cash at beginning of year	1	30,035
Cash at end of year	$2	$1

Supplemental Non-Cash Investing and Financing
Transactions
Reversal of Warrants	$-	100,000

The accompanying notes are an integral part of these audited financial statements.

BrooqLy Inc.
Statements of the Changes in Stockholder's Deficit

	Common Stock			Additional			Total
	Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Stockholders’ Deficit
Balance, January 1, 2023	22,584,982	$2,259	$20,000	$447,538	$(480,469)	$-	$(10,672)

Shares issued for cash	550,000	55	(20,000)	119,945			100,000
Shares issued for services	600,000	60		121,940			122,000
Shares issued for loan and interest	500,000	50		59,950			60,000
Net Loss					(348,288)		(348,288)
Balance, December 31, 2023	24,234,982	$2,424	$-	$749,373	$(828,757)	$-	$(76,960)

	Common Stock			Additional			Total Stockholders’
	Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Equity Deficit
Balance, January 1, 2022	22,417,500	$2,242	$29,497	$283,258	$(169,309)	$(88,000)	$57,688
Shares issued for cash	550,000	55		89,945		(12,000)	78,000
Shares issued for services	617,482	62	(29,497)	174,235			144,800
Shares to be issued			20,000				20,000
Reversal of Warrants	(1,000,000)	(100)		(99,900)		100,000	-
Net Loss					(311,160)		(311,160)
Balance, December 31, 2022	22,584,982	$2,259	$20,000	$447,538	$(480,469)	$-	$(10,672)

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted a December 31 fiscal year end.

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2023 and December 31, 2022.

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

Correction of Immaterial Misstatement

During the year ended December 31, 2022, the Company became aware of an adjustment to correct an error in our previously issued financial statements regarding additional paid in capital and interest expense in the amount of $120,000. As of December 31, 2021, the Company overstated additional paid in capital and interest expense in the amount of $120,000. The Company recorded an adjustment for the year ended December 31, 2021, in the amount of $120,000 to additional paid in capital and interest expense in the Company’s statements of operations.

Based on an analysis of ASC 250 “Accounting Changes and Error Corrections”, Staff Accounting Bulletin 99 “Materiality” and Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, the Company has determined that these errors were immaterial to the previously issued financial statements for the year ended December 31, 2021 and are immaterial to the year ended December 31, 2022.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company recorded $5 in revenue for the year ended December 31, 2023. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenues to cover operating costs Until we generate material operating revenues, the Company will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such offering or that it will raise sufficient funding to continue its operations.

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

NOTE 4 – INTANGIBLE ASSET

As of December 31, 2023 and 2022, Intangible assets consisted of the following:

	Useful life	31-Dec-23	31-Dec-22
At cost:
Software platform	5 years	$224,097	$149,924

Less: accumulated amortization		(53,021)	(20,436)
		$171,076	$128,488

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

Additionally, On July 1, 2023, the company added Exhibit B to the agreement with Nikolaos Stratigakis to develop a new web-based Backend Platform to accommodate the new mobile version of the application for a project cost of $19,056 completed on September 30, 2023.

To further develop and expand the online platform the company also engaged Citiwave Systems, Ltd and entered into an agreement on October 1, 2023, for a value of $33,117 in cash and 100,000 shares of restricted common stock at the stated value of $0.22 per share equal to a value of $22,000.

The total value of $224,097 was amortized over its useful life of 5 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

Amortization of intangible assets attributable to future periods is as follows:

Schedule of Amortization of intangible assets

Year ending December 31:	Amount
2024	$44,942
2025	44,819
2026	41,923
2027	27,198
2028	12,193
$171,076

The amortization of Intangible assets was $32,585 and $19,480 as of December 31, 2023, and December 31, 2022, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with its three executive officers who have contributed from time to time to facilitate cash flow. The Company has due to related party an amount of $2,271 to our CEO, Mr. Panagiotis N. Lazaretos, $3,395 to our CFO Mrs. Helen V. Maridakis and $17,709 to our COO, Mr. Nikolaos Ioannou has as of December 31, 2023

NOTE 6 – NOTE PAYABLE AND PROMISSORY NOTE

On May 10, 2023, Eltino, Ltd, provided a loan with a non-interest-bearing promissory note to the Company valued at $25,000. The note has a repayment maturity date of December 31, 2024. There are no minimum monthly payments.

Additionally, on May 17, 2023, the Company entered into a Convertible Promissory Note Agreement with Skordilakis & Sia, IKE, who agreed to lend $30,000 to the Company (the “Loan Amount”). The Note was converted into 500,000 common stock shares on August 22, 2023, the date which the conversion decision was made. Skordilakis & Sia, IKE provided written notice to the Company on August 22, 2023, of their Conversion Decision. According to the Convertible Note the repayment amount was $60,000 upon the maturity date of the Note, December 31, 2024, therefore, the Company recognized $30,000 as interest expense as of December 31, 2023.

On August 29, 2023, the Company signed a Promissory note with Ms. Bridusa-Dominca Kamara for the loan amount of $30,000. The Note has a maturity date of December 31, 2024, and interest of $14,000, payable on the maturity date. Additionally, Ms. Kamara will also receive 200,000 common stock shares on December 31, 2024. The company has recognized accrued interest expense of $3,234 as of December 31, 2023, for this Promissory Note.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On December 31, 2023, there were 24,234,982 common shares issued and outstanding.

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

For the year ended December 31, 2023, the Company issued 550,000 shares of common stock for cash proceeds of $100,000 and issued 600,000 shares of common stock for services rendered for a value of $122,000. The Company has also issued the 100,000 shares that were to be issued from the prior year for cash proceeds of $20,000 received in the prior year.  Additionally, the Company issued 500,000 shares of common stock from a convertible note and interest at a value of $60,000 as of December 31, 2023.

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

Changes in Equity

For the year beginning January 1, 2023, the Company had a shareholders’ equity balance of $10,672. With the sale of 550,000 shares of common stock for a value of $100,000, the issuance of 600,000 shares of common stock for services, a value of $122,000, the issuance of 500,000 shares of common stock for a convertible note plus interest for a value of $60,000, and the net loss of $348,288 for the year ended December 31, 2023, the ending balance in Stockholders’ Deficit is $76,960 as of December 31, 2023.

For the year beginning January 1, 2022, the Company had a shareholders’ equity balance of $57,688. With the cancellation of 1,000,000 common stock and warrants for a value of $100,000 and the sale of 550,000 shares of common stock for a value of $78,000, the issuance of 617,482 shares of common stock for services, a value of $144,800, the shares to be issued for a value of $20,000, and the net loss of $311,160 for the year ended December 31, 2022, the ending balance in Stockholders’ Deficit is $10,672 as of December 31, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – INCOME TAXES

The Company had federal net operating loss carry forwards of approximately $828,757 at December 31, 2023, and $480,469 at December 31, 2022 and which may be available to offset future taxable income. Utilization of the net operating loss carry forwards are subject to limitations imposed by IRC Section 382/383 resulting from changes in ownership. At the date of this filing, management has not reviewed the Company’s ownership changes and will perform the study in advance of any potential use of the NOL’s. Based upon management’s assessment, a full valuation allowance has been placed upon the net deferred tax assets, since it is more likely than not that such assets will not be realized. Therefore, no financial statement benefit has been taken for the deferred tax assets, as of the filing date.

The components of net deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022

Net operating loss carry-forward	$(174,040)	$(100,898)
Less: valuation allowance	174,040	100,898
Net deferred tax asset	$-	$-

NOTE 10 – SUBSEQUENT EVENT

On February 22, 2024, our Company retained the services of CIM Securities, LLC as our non-exclusive Investment Banker and Selling Agent with the primary objective of this agreement being a private capital raise with accredited investors, whether to obtain equity financing and/or debt financing.  CIM Securities, LLC will be providing their services  solely in connection with a best-efforts REG D 506c equity offering of up to $5 million gross proceeds priced at $0.50 per Common Shares for first $0 to $100,000 invested; or a price of $0.45 a share for investors that invest $100,000 to $250,000 or $0.40 a share for Investors that invest above $250,000 in their financing.

On March 21, 2024 the company entered into another Convertible Note with Angelos Rezos, a Greek individual, in the amount of $60,000 with a maturity date of December 31, 2024.  The conversion decision must be made by September 30, 2024 and the repayment amount of the note is set at $78,000, incurring interest of $18,000.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of December 31, 2023 and December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the year ended December 31, 2023 and December 31, 2022. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2023 and December 31, 2022 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Panagiotis Lazaretos	CEO/Director	51	February 19, 2021
Helen V. Maridakis	CFO/Director	63	February 19, 2021
Nikolaos Ioannou	COO/Director	47	February 19, 2021

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2023 and December 31, 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Panagiotis Lazaretos	2023	18,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Helen V. Maridakis	2023	18,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Nikolaos Ioannou	2023	18,000	Nil	Nil	Nil	Nil	Nil	Nil	Nil

___________

*We were incorporated on February 19, 2021; as such, we have only 2022 and 2023 representing executive compensation.

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

During the current year our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer have accrued salaries of $3,000 per month for each beginning on July 1, 2023, resulting in a total of $18,000 per officer for the year ended December 31, 2023. No salary or any compensation was paid or received by the officers for the year ended December 31, 2022.

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

The following table sets forth, as of December 31, 2023 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by our current executive officers and directors as a group.

Common Stock Shares

Name of Beneficial Owner (1)	Common	Nature of Beneficial Ownership	Percentage of Total Common
Panagiotis Lazaretos (CEO/Director)	9,000,000	Officer and Director	37.14
Helen V. Maridakis (CFO/Director)	2,000,000	Officer and Director	8.25
Nikolaos Ioannou (COO/Director)	9,000,000	Officer and Director	37.14

Total			82.53

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees amounted to $40,000 for the year ended December 31, 2023, and $36,000 for the year ended December 31,2022.

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

Dated: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Panagiotis N. Lazaretos
Panagiotis N. Lazaretos
Director

By:	/s/ Helen V. Maridakis
Helen V. Maridakis Director

By:	/s/ Nikolaos Ioannou
Nikolaos Ioannou Director

Dated: April 1, 2024

