Form 10-Q
period 2024-03-31
brooqLy, Inc.
filed 2024-05-15
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The Company has 25,365,000 common stock shares outstanding as of May 15, 2024.

2

PART I – FINANCIAL INFORMATION

Unaudited Condensed Financial Statements

of

BROOQLY, INC.

For the Three Months Ended March 31, 2024

F- 1

BROOQLY, INC

Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of March 31, 2024, and December 31, 2023 (audited)	F-3
Unaudited Condensed Statements of Operations for the three months ended March 31, 2024, and March 31, 2023	F-4
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2024, and March 31, 2023	F-5
Unaudited Condensed Statements of Changes in Shareholder’s Equity as of March 31, 2024, and March 31, 2023	F-6
Notes to the Unaudited Condensed Financial Statements	F-7 to F-12

F- 2

BrooqLy Inc.

Unaudited Condensed Balance Sheets

ASSET	March 31, 2024	December 31, 2023
		Audited
Current Assets
Cash	$1,012	$2
Prepaid Expenses	30,204	30,204
Total Current Assets	31,216	30,206

Long-term Assets
Intangible Assets, net	217,900	171,076
Total Long-term Assets	217,900	171,076

Total Assets	$249,116	$201,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$106,380	$145,077
Promissory Note	135,000	55,000
Interest Payable	9,053	4,303
Payroll Payable	77,488	50,488
Due to related party	18,400	23,374
Total Current Liabilities	346,321	278,242

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 common shares authorized; 24,365,000 and 24,234,982 common shares issued and outstanding at March 31, 2024 and December 31, 2023 respectively	2,437	2,424
Common stock to be issued	-	-
Additional paid in capital	824,770	749,373
Accumulated deficit	(924,412)	(828,757)
Total Stockholders’ Deficit	(97,205)	(76,960)

Total Liabilities and Stockholders’ Equity Deficit	$249,116	$201,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 3

BrooqLy Inc.

Unaudited Condensed Statements of Operations

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2024	March 31, 2023

Revenue	$29	$1
Total Revenue	29	1

Operating expenses
Professional fees	11,365	23,524
Salaries	27,000	-
Other general and administrative costs	52,570	111,314

Total operating expenses	90,935	134,838

Loss from operations	(90,906)	(134,837)

Other Income	-	1
Interest Expense	(4,750)	-
Other Income (expense) net	(4,750)	1

Net loss before income tax	$(95,656)	$(134,836)

Provision for income taxes (benefit)	-	-

Net loss	$(95,656)	$(134,836)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.01)
Weighted-average number of shares of common stock outstanding
- basic and fully diluted	24,350,382	22,701,649

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 4

BrooqLy Inc.

Unaudited Condensed Statements of Cash Flows

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2024	March 31, 2023

Cash Flows from Operating Activities
Net loss	$(95,656)	$(134,836)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	11,175	7,393
Shares Issued for Services	58,000	100,000
Shares Issued as Gifts	17,410	-
Changes in assets and liabilities
Accounts Payable	(38,694)	(19,710)
Payroll Payable	27,000	-
Accrued Interest	4,750	-
Due to related party	(4,975)	1,125
Net cash used in operating activities	$(20,990)	$(46,028)

Cash Flows from Investing Activities
Software	(58,000)	-
Net cash used in investing activities	$(58,000)	$-

Cash Flows from Financing Activities
Shares issued for cash	-	80,000
Shares to be issued for cash	-	-
Promissory Note	80,000	-
Net cash provided by financing activities	$80,000	$80,000

Net Increase (Decrease) in Cash	1,010	33,972

Net Change in Cash
Cash at beginning of period	2	1
Cash at end of period	$1,012	$33,973

Supplemental Non-Cash Investing and Financing
Transactions
Reversal of Warrants	$-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 5

BrooqLy Inc.

Unaudited Condensed Statement of Changes in Stockholder’s Deficit

	Common Stock			Additional			Total
	Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Stockholders’ Deficit
Balance, January 1, 2024	24,234,982	$2,424	$-	$749,373	$(828,757)	$-	$(76,960)

Shares issued for cash							-
Shares issued for services	100,000	10		57,990			58,000
Gifted Shares	30,018	3		17,407			17,410
Net Loss					(95,656)		(95,656)
Balance, March 31, 2024	24,365,000	$2,437	$-	$824,770	$(924,412)	$-	$(97,205)

	Common Stock			Additional			Total Stockholders’
	Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Subscription Receivable	Equity (Deficit)
Balance, January 1, 2023	22,584,982	$2,259	$20,000	$447,538	$(480,469)	$-	# (10,672)

Shares issued for cash	500,000	50	(20,000)	99,950			80,000
Shares issued for services	500,000	50		99,950			100,000
Net Loss					(134,836)		(134,836)
Balance, March 31, 2023	23,584,982	$2,359	$-	$647,438	$(615,305)	$-	$34,492

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 6

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

The Company is a technology company that has developed a Social Networking Platform that connects its Users using the practice of purchasing and sending Food and/or beverage products (“Treats”). The participants in the Company’s Platform include: Shops, Sending Consumers, Receiving Consumers and Brands.

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

The Company has publicly announced that it will raise up to $5,000,000 from Accredited Investors pursuant to a Regulation D/Rule 506(c) offering. To achieve this, the Company completed an agreement on July 31, 2023, with Jahani & Associates (“J & A”) to act as their advisor for expansion into the Middle East and Southeast Asia. Following, on the same date, the Company also completed an agreement with Umergence LLC (“UMG’), a registered broker-dealer, to introduce accredited investors with whom UMG has a pre-existing business relationship. After having made a first required payment of $12,500, because we did not make the second payment of $12,500 as a result of the Company’s inability to pay, the broker-dealer has paused in their efforts to procure investors until such time when the second payment is made.

On July 27, 2023, our sponsoring broker-dealer, Glendale Securities, received notification from FINRA that its 15c2-11 under the Securities Exchange Act of 1934, complied with FINRA Rule 6432 and that we may initiate a price quotation. Our common stock is now quoted under the ticker symbol “BRQL”.

On October 17, 2023, the Company, as part of its environmental sustainability initiate, announced a strategic alliance with Enaleia, a prominent organization based in Greece committed to advancing marine ecosystem sustainability through circular and social economy solutions.

On October 27, 2023, the Company reported that it has been approved for DWAC/DRS service, a preferred stock transfer system.

On March 13, 2024, the Company announced the launch of operations in the Czech Republic potentially strengthening its presence in Central-Eastern and Southeastern Europe.

On March 27, 2024, the Company announced launch of its operations in Sub-Saharan Africa with a base in Zambia as part of a strategy to have its platform available to all continents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements in the Company’s 2023 Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. The balance sheet as of December 31, 2023, was derived from the Company’s audited 2023 financial statements contained in the above referenced 2023 Annual Report.

The results of operations for the three and three months ended March 31, 2024, are not necessarily indicative of results for the entire year ended December 31, 2024.

F- 7

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

F- 8

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2024.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which considers the continuation of the Company as a going concern. The Company recorded $29 in revenue for the three months ended March 31, 2024. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenue to cover operating costs. Until we generate material operating revenues, the Company will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such an offering or that it will raise sufficient funding to continue its operations.

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

F- 9

NOTE 4 – INTANGIBLE ASSET

As of March 31, 2024, and December 31, 2023, Intangible assets consisted of the following:

	Useful life	March 31, 2024	December 31, 2023
At cost:
Software platform	5 years	$282,097	$224,097

Less: accumulated amortization		(64,196)	(53,021)
		$217,900	$171,076

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

Additionally, On July 1, 2023, the company added Exhibit B to the agreement with Nikolaos Stratigakis to develop a new web-based Backend Platform to accommodate the new mobile version of the application for a project cost of $19,056 completed by September 30, 2023.

To further develop and expand the online platform the Company also engaged Citiwave Systems, Ltd and entered into an agreement on October 1, 2023, for a value of $33,117 in cash and 100,000 shares of restricted common stock at the stated value of $0.22 per share equal to a value of $22,000.  As per the same agreement the Company issued the remaining 100,000 shares of restricted common stock at the trading value of $0.58 per share for a value of $58,000 as of January 11, 2024.

The total value of $282,097 was amortized over its useful life of 5 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with its three executive officers who have contributed from time to time to facilitate cash flow. The Company has due to related party an amount of $2,797 to the Company’s CEO, Panagiotis N. Lazaretos, $3,395 to the Company’s Chief Financial Officer, Helen V. Maridakis, and $17,209 to the Company’s Chief Operating Officer, ,  Nikolaos Ioannou, has as of March 31, 2024.

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

On August 29, 2023, the Company signed a Promissory note with Bridusa-Dominca Kamara for the loan amount of $30,000.  The Note has a maturity date of December 31, 2024, and interest of $14,000, payable on the maturity date.  Additionally, Ms. Kamara will also receive 200,000 common stock shares on December 31, 2024, which were issued on April 9, 2024.  The Company has recognized accrued interest expense of $4,750 as of March 31, 2024, for this Promissory Note.

On February 22, 2024, the company entered into a Convertible Promissory Note Agreement with Angelos Rezos,, who agreed to lend $60,000 to the Company with a repayment amount of $78,000 on the maturity date of December 31,2024.   Additionally, Angelos Rezos entered into a second Convertible Promissory Note Agreement on March 21, 2024, to lend the company $20,000 with the repayment amount of $26,000 on the maturity date of December 31, 2024.  Both convertible notes have the conversion decision as of  September 30, 2024, but Mr. Rezos made the decision to convert both loans on April 9, 2024.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On March 31, 2024, there were 24,365,000 common shares issued and outstanding.

For the year ended December 31, 2022, the Company issued 550,000 shares of common stock for cash proceeds of $78,000 and 617,482 shares of common stock for services rendered, a value of $144,800.

F- 10

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

For the year ended December 31, 2022, the Company issued 550,000 restricted common stock shares for cash proceeds of $78,000, of which 350,000 common stock shares for cash proceeds of $35,000 were from the exercise of warrants. The Company has also received cash proceeds of $20,000 for 100,000 shares to be issued. Additionally, the Company issued 617,482 common stocks for services at a value of $174,295 as of December 31, 2022.

For the year ended December 31, 2023, the Company issued 550,000 restricted common stock shares for cash proceeds of $120,000, of which $20,000 was for cash proceeds already received as of December 31, 2022. Additionally, the Company issued 500,000 restricted common stock shares for the conversion of the loan at a value of $60,000 and 600,000 restricted common stock shares for services at a value of $122,000 as of  December 31, 2023.

For the three months ended March 31, 2024, the Company issued 100,000 restricted common stock for services at a value of $58,000.  Additionally, the company issued 30,018 restricted common stock as a gift to initial shareholders at value of $17,410.

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

Changes in Equity

For the year beginning January 1, 2024, the Company had a shareholders’ deficit balance of $76,960. With the issuance of 100,000 restricted common stock shares for services rendered, a value of $58,000, the issuance of 30,018 restricted common stock shares at a value of $17,410 and the net loss of $95,656 for the three months ended March 31, 2024, the ending balance is a deficit of $97,205 as of March 31, 2024.

F- 11

For the year beginning January 1, 2023, the Company had a shareholders’ deficit balance of $10,672. With the sale of 500,000 restricted common stock shares for a value of $100,000 of which $20,000 was for cash proceeds already received as of December 31, 2022, the issuance of 500,000 restricted common stock shares for services rendered, a value of $100,000, and the net loss of $134,836 for the three months ended March 31, 2024, the ending balance in equity is $34,492 as of March 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – INCOME TAXES

The Company had federal net operating loss carry forwards of approximately $907,002 at March 31, 2024, and $828,757 at December 31, 2023 which may be available to offset future taxable income. Utilization of the net operating loss carry forwards are subject to limitations imposed by IRC Section 382/383 resulting from changes in ownership. At the date of this filing, management has not reviewed the Company’s ownership changes and will perform the study in advance of any potential use of the NOL’s. Based upon management’s assessment, a full valuation allowance has been placed upon the net deferred tax assets, since it is more likely than not that such assets will not be realized. Therefore, no financial statement benefit has been taken for the deferred tax assets, as of the filing date.

The components of net deferred tax assets are as follows:

	March 31,	December 31,
	2024	2023

Net operating loss carry-forward	$(190,470)	$(174,040)
Less: valuation allowance	190,470	174,040
Net deferred tax asset	$-	$-

NOTE 10 – SUBSEQUENT EVENT

On April 9, 2024, the Company issued 800,000 restricted common stock shares to Angelo Resos for the conversion on two convertible notes dated February 2, 2024, and March 21, 2024.

Additionally, the company issued 200,000 restricted common stock shares to Brindusa Domnica Kamara as per the Promissory noted dated July 22, 2023

F- 12

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

brooqLy, Inc. is referred to as “we”, “our”, or “us”.

Going Concern

At March 31, 2024, we had a working capital deficit of approximately $315,106. Our current liquidity resources are insufficient to fund the anticipated level of operations for at least the next 12 months from the date these condensed financial statements were issued. As a result, there is substantial doubt regarding our ability to continue as a going concern.

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

For the Three and Three months Ended March 31, 2024 and 2023

Revenues

We had $29 in revenue for the three months ended March 31, 2024, and $1 for the three months ended March 31, 2023.

Operating Expenses

Our operating expenses totaled $90,935 and $134,838 for the three months ended March 31, 2024, and March 31, 2023, respectively. The $43,903 decrease in operating expenses is primarily attributable to a decrease in advertising and marketing expenses.

Other Income and Expenses

We had interest expense of $4,750 and $0 for the three and three months ended March 31, 2024, and March 31, 2023, respectively.  The interest expense is due from the Convertible Note and the Promissory Note we  entered into as of July 22, 2023.

Net Loss

For the three months ended March 31, 2024, and 2023, we recognized net losses from operations of $95,656 and $134,837, respectively. The net losses are directly due to $90,935 and $134,837 in operating expenses, respectively.

We anticipate losses from operations will increase during the next twelve months due to the anticipated $85,000 in legal and auditing expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations until revenues become sufficient to offset operating expenses.

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

At March 31, 2024, we had a working capital deficit of $315,106. Our current liquidity resources are insufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the three months ended March 31, 2024, and March 31, 2023, our net cash used from operating activities was $20,990 and $46,028, respectively. The $25,038 decrease is mainly due to the reduction in advertising and marketing expenses. Our primary uses of funds in operations were payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the three months ended March 31, 2024, and March 31, 2023, our net cash used from investment activities was $58,000 and $0, respectively.

Net Cash Provided by Financing Activities.

As of March 31, 2024, net cash provided by financing activities was $80,000 from a Promissory Note and as of March 31, 2023, $80,000 was received from shares issued for cash.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at March 31, 2024 was $346,321, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable, payroll payable, due to related party and notes payable.

At March 31, 2024, we had $31,216 of current assets and our working capital deficit was $315,106.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2024, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors; however, our Form 10-K for our fiscal year ending December 31, 2023, contains various risk factors at the following link:

https://www.sec.gov/ix?doc=/Archives/edgar/data/1854526/000147793222001710/brooqly_10k.htm

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

For the three months ended March 31, 2024, we issued 30,018 shares of common stock each to 2 residents of Greece and 100,000 shares of common stock to a company registered in Greece pursuant to Rule 506(b) of Regulation S of the Securities Act of 1933, as amended.

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

BROOQLY, INC.

Date: May 15, 2024	By:	/s/ Panagiotis Lazaretos
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Helen Maridakis
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

