Form 10-Q
period 2024-09-30
brooqLy, Inc.
filed 2024-11-29
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The Company has 25,365,000 common stock shares outstanding as of November 29, 2024.

2

PART I – FINANCIAL INFORMATION

Unaudited Condensed Financial Statements

of

BROOQLY, INC.

For the Nine Months Ended September 30, 2024

3

BROOQLY, INC

TABLEOF CONTENTS

Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of September 30, 2024, and December 31, 2023 (audited)	F-2
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2024, and September 30, 2023	F-3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2024, and September 30, 2023	F-4
Unaudited Condensed Statements of Changes in Stockholder’s Deficit as of September 30, 2024, and September 30, 2023	F-5
Notes to the Unaudited Condensed Financial Statements	F-6 to F-11

BrooqLy Inc.

Unaudited Condensed Balance Sheets

ASSET	September 30, 2024	December 31, 2023
		Audited
Current Assets
Cash	$-	$2
Prepaid Expenses	30,204	30,204
Total Current Assets	30,204	30,206

Long-term Assets
Intangible Assets, net	219,168	171,076
Total Long-term Assets	219,168	171,076

Total Assets	$249,372	$201,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$189,116	$145,077
Promissory Note	65,000	55,000
Interest Payable	14,654	4,303
Payroll Payable	131,488	50,488
Due to related party	32,959	23,374
Total Current Liabilities	433,217	278,242

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 common shares authorized; 25,365,000 and 24,234,982 common shares issued and outstanding at September 30, 2024 and December 31, 2023 respectively	2,537	2,424
Additional paid in capital	1,424,670	749,373
Accumulated deficit	(1,611,052)	(828,757)
Total Stockholders’ Deficit	(183,845)	(76,960)

Total Liabilities and Stockholders’ Deficit	$249,372	$201,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Operations

	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$85	$1	$266	$3
Total Revenue	85	1	266	3

Operating expenses
Professional fees	31,304	19,769	68,084	61,772
Salaries	27,000	-	81,000	-
Other general and administrative costs	28,158	57,770	103,126	185,258

Total operating expenses	86,462	77,539	252,210	247,030

Loss from operations	(86,377)	(77,538)	(251,944)	(247,027)

Other Income	1	267	1	269
Interest Expense	(3,948)	(31,864)	(154,351)	(31,864)
Loss on conversion of Shares	-	-	(376,000)	-
Other Income (expense) net	(3,947)	(31,597)	(530,350)	(31,595)

Net loss before income tax	$(90,324)	$(109,135)	$(782,294)	$(278,622)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(90,324)	$(109,135)	$(782,294)	$(278,622)

Net Loss Per Common Stock
- basic and fully diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	25,365,000	23,888,243	24,962,335	23,414,744

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Cash Flows

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net loss	$(782,294)	$(278,622)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	42,182	22,825
Shares Issued for Services	58,000	122,000
Shares Issued as gift	17,410	-
Shares Issued for Loan & Interest	224,000	60,000
Loss on conversion of convertible note to common stock	376,000	-
Changes in assets and liabilities
Accounts Payable	44,040	(52,323)
Prepaid Expenses	-	(30,000)
Payroll Payable	81,000	23,488
Accrued Interest	10,351	1,864
Due to related party	9,583	898
Net cash provided by/used in operating activities	$80,272	$(129,870)

Cash Flows from Investing Activities
Software	(90,274)	(22,000)
Net cash used in investing activities	$(90,274)	$(22,000)

Cash Flows from Financing Activities
Shares issued for cash	-	100,000
Promissory Note	10,000	55,000
Net cash provided by financing activities	$10,000	$155,000

Net Increase (Decrease) in Cash	(2)	3,130

Net Change in Cash
Cash at beginning of period	2	1
Cash at end of period	$-	$3,131

Supplemental Non-Cash Investing and Financing
Transactions
Reversal of Warrants	$-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Changes in Stockholder’s Deficit

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	244,982	$2,424	$749,373	$(828,757)	$(76,960)
Shares issued for services	100,000	10	57,990		58,000
Gifted Shares	30,018	3	17,407		17,410
Net Loss				(95,656)	(95,656)
Balance, March 31, 2024	24,365,000	$2,437	$824,770	$(924,413)	$(97,206)
Shares issued for Interest	200,000	20	119,980		120,000
Shares issued for Loan	800,000	80	479,920		480,000
Net Loss				(596,315)	(596,315)
Balance, June 30, 2024	25,365,000	$2,537	$1,424,670	$(1,520,728)	$(93,521)
Net Loss				(90,324)	(90,324)
Balance, September 30, 2024	25,365,000	$2,537	$1,424,670	$(1,611,052)	$(183,845)

	Common Stock		Shares to be	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Issued	Capital	Deficit	(Deficit)
Balance, January 1, 2023	22,584,982	$2,259	$20,000	$447,538	$(480,469)	$(10,672)
Shares issued for cash	500,000	50	(20,000)	99,950		80,000
Shares issued for services	500,000	50		99,950		100,000
Net Loss					(134,836)	(134,836)
Balance, March 31, 2023	23,584,982	$2,359	$-	$647,438	$(615,305)	$34,492
Shares issued for cash	50,000	5		19,995		20,000
Net Loss					(34,651)	(34,651)
Balance, June 30, 2023	23,634,982	$2,364	$-	$667,433	$(649,956)	$19,841
Shares issued for services	100,000	10		21,990		22,000
Shares issued for loan and interest	500,000	50		59,950		60,000
Net Loss					(109,135)	(109,135)
Balance, September 30, 2023	24,234,982	$2,424	$-	$749,373	$(759,091)	$(7,294)

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

The Company has publicly announced that it will raise up to $5,000,000 from Accredited Investors pursuant to a Regulation D/Rule 506(c) offering. To achieve this, the Company completed an agreement on July 31, 2023, with Jahani & Associates (“J & A”) to act as their advisor for expansion into the Middle East and Southeast Asia. Following, on the same date, the Company also completed an agreement with Umergence LLC (“UMG’), a registered broker-dealer, to introduce accredited investors with whom UMG has a pre-existing business relationship. After having made a first required payment of $12,500, t as a result of our inability to make the second payment of $12,500, the broker-dealer paused their efforts to procure investors until such time when the second payment is made.

On July 27, 2023, our sponsoring broker-dealer, Glendale Securities, received notification from FINRA that its 15c2-11 under the Securities Exchange Act of 1934, complied with FINRA Rule 6432 and that we may initiate a price quotation. Our common stock then became quoted under the ticker symbol “BRQL” and continues to be so quoted.

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

The results of operations for the Nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2024.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which considers the continuation of the Company as a going concern. The Company recorded $266 in revenue for the nine months ended September 30, 2024. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenue to cover operating costs. Until we generate material operating revenues, the Company will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such an offering or that it will raise sufficient funding to continue its operations.

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

NOTE 4 – INTANGIBLE ASSET

As of September 30, 2024, and December 31, 2023, Intangible assets consisted of the following:

	Useful life	September 30, 2024	December 31, 2023
At cost:
Software platform	5 years	$314,371	$224,097

Less: accumulated amortization		(95,203)	(53,021)
		$219,168	$171,076

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with its three executive officers who have contributed from time to time to facilitate cash flow. The Company has due to related party an amount of $9,856 to the Company’s CEO, Panagiotis N. Lazaretos, $10,894 to the Company’s Chief Financial Officer, Helen V. Maridakis, and $12,209 to the Company’s Chief Operating Officer, Nikolaos Ioannou, has as of September 30, 2024.

NOTE 6 – NOTE PAYABLE AND PROMISSORY NOTE

On May 10, 2023, Eltino, Ltd, provided a loan with a non-interest-bearing promissory note to the Company valued at $25,000. The note has a repayment maturity date of December 31, 2024.  There are no minimum monthly payments.

Additionally, on May 17, 2023, the Company entered into a Convertible Promissory Note Agreement with Skordilakis & Sia, IKE, who agreed to lend $30,000 to the Company. The Note was converted into 500,000 common stock shares on August 22, 2023, the date which the conversion decision was made.  Skordilakis & Sia, IKE provided written notice to the Company on August 22, 2023, of their Conversion Decision. According to the Convertible Note the repayment amount was $60,000 upon the maturity date of the Note, December 31, 2024, therefore, the Company recognized $30,000 as interest expense as of December 31, 2023.

On August 29, 2023, the Company signed a Promissory note with Bridusa-Dominca Kamara for the loan amount of $30,000. The Note has a maturity date of December 31, 2024, and interest of $14,000, payable on the maturity date. Additionally, Ms. Kamara will also receive 200,000 common stock shares on December 31, 2024, which were issued on April 9, 2024.  The Company has recognized accrued interest expense of $11,563, for this Promissory Note and an additional $120,000 as interest expense for the issuance of the 200,000 shares as of September 30, 2024.

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

On March 31, 2024, the Company entered into a third Convertible Promissory Note Agreement with Angelos Rezos, who agreed to lend $10,000 to the Company with a repayment amount of $13,000 on the maturity date of December 31,2024, and a conversion decision by September 30, 2024.  The shareholder has asked for an extension of time to extend the conversion date to December 31, 2024 and the company has agreed to grant the request.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On September 30, 2024, there were 24,365,000 common shares issued and outstanding.

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

For the nine months ended September 30, 2024, the Company issued 100,000 restricted common stock for services at a value of $58,000 and 30,018 restricted common stock as a gift to initial shareholders at a value of $17,410. Additionally, the company issued 800,000 restricted common stock shares for the conversion of the loan at a value of $480,000 and 200,000 shares as interest on a convertible note, a value of $120,000 as of September 30, 2024.

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

Changes in Equity

For the year beginning January 1, 2024, the Company had a stockholders’ deficit balance of $76,960. With the issuance of 100,000 restricted common stock shares for services rendered, a value of $58,000, the issuance of 30,018 restricted common stock shares at a value of $17,410, the issuance of 800,000 restricted common stock shares for the conversion of a loan at a value of $480,000, the issuance of 200,000 restricted common stock shares as interest on a convertible loan, a value of $120,000 and the net loss of $782,294 for the nine months ended September 30, 2024, the ending balance is a deficit of $183,845 as of September 30, 2024.

For the year beginning January 1, 2023, the Company had a shareholders’ deficit balance of $10,672. With the sale of 550,000 restricted common stock shares for a value of $120,000 of which $20,000 was for cash proceeds already received as of December 31, 2022, the issuance of 600,000 restricted common stock shares for services rendered, a value of $122,000, the issuance of 500,000 shares for loan and interest, a value of $60,000 and the net loss of $278,622 for the nine months ended September 30, 2024, the ending balance in equity is $7,295 as of September 30, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – INCOME TAXES

The Company had federal net operating loss carry forwards of approximately $1,600,000 at September 30, 2024, and $828,757 at December 31, 2023 which may be available to offset future taxable income. Utilization of the net operating loss carry forwards are subject to limitations imposed by IRC Section 382/383 resulting from changes in ownership. At the date of this filing, management has not reviewed the Company’s ownership changes and will perform the study in advance of any potential use of the NOL’s. Based upon management’s assessment, a full valuation allowance has been placed upon the net deferred tax assets, since it is more likely than not that such assets will not be realized. Therefore, no financial statement benefit has been taken for the deferred tax assets, as of the filing date.

The components of net deferred tax assets are as follows:

	September 30, 2024	December 31, 2023

Net operating loss carry-forward	$(338,321)	$(174,040)
Less: valuation allowance	338,321	174,040
Net deferred tax asset	$-	$-

NOTE 10 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2024, through the date of this filing of these unaudited condensed financial statements and has determined that following are material subsequent events.

On November 20, 2024, the Company has agreed to issue 150,000 shares of common stock for cash proceeds of $30,000, to be received, which were from the exercise of warrants.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

brooqLy, Inc. is referred to as “we”, “our”, or “us”.

Going Concern

At September 30, 2024, we had a working capital deficit of approximately $403,014. Our current liquidity resources are insufficient to fund the anticipated level of operations for at least the next 12 months from the date these condensed financial statements were issued. As a result, there is substantial doubt regarding our ability to continue as a going concern.

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

For the Three and Nine months Ended September 30, 2024 and 2023

Revenues

For the nine months ended September 30, 2024 and September 30, 2023, we generated $266 in revenue and $3 respectively.

For the three months ended September 30, 2024and September 30, 2023, we generated $85 and $1 in total revenue, respectively.

Operating Expenses

Our operating expenses totaled $252,210 and $247,030 for the nine months ended September 30, 2024, and September 30, 2023, respectively. The $5,180 decrease in operating expenses is primarily attributable to a decrease in marketing expenses.

For the three months ended September 30, 2024 and September 30, 2023, we incurred $86,462 and $77,539 in operating expenses, respectively.  The increase is mainly due to accrued salaries for the officers.

Other Income and Expenses

We had interest expense of $3,948 and $31,864 for the three months and $154,351 and $31,864 for the nine months ended September 30, 2024, and September 30, 2023, respectively.  The interest expense is directly attributable to the conversion of the two Convertible Notes and the Promissory Note that were converted on April 19, 2024

We also had a loss of $0 for the three months and $376,000 and $0 on the conversion of two convertible notes for the nine months ended September 30, 2024, and September 30, 2023, respectively.

Net Loss

For the nine months ended September 30, 2024, we recognized a net loss from operations of $782,294,that is attributed to $252,210 in operating expenses, $154,351 in interest expense and $376,000 from the loss on conversion of two convertible notes.  For the nine months ended September 30, 2023, we recognized a net loss from operations of $278,622 that is due to $247,030 in operating expenses and $31,864 in interest expense.

For the three months ended September 30, 2024, we recognized a net loss from operations of $90,324, that is attributed to $86,462 in operating expenses, $3,948 in interest expense for the three months ended September 30, 2023, we recognized a net loss from operations of $109,135 that was due to $77,539 in operating expenses and $31,864 in interest expense.

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

At September 30, 2024, we had a working capital deficit of $403,014. Our current liquidity resources are insufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Provided by/Used in Operating Activities.

Net cash flow provided by operating activities was $80,272 for the nine months ended September 30, 2024, compared to cash flow of $129,871 used in operating activities during the nine months ended September 30, 2023. The increase is mainly due to shares issued for loans and interest. Our primary uses of funds in operations were payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the nine months ended September 30, 2024, and September 30, 2023, our net cash used from investment activities was $90,274 and $22,000, respectively.

Net Cash Provided by Financing Activities.

As of September 30, 2024, net cash provided by financing activities was $10,000 from a Promissory Note. As of September 30, 2023, net cash provided by financing activities was $100,000 received from shares issued for cash, $30,000 received from a Note payable and $25,000 received from a Promissory note, a total of $155,000.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at September 30, 2024 was $433,217, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable, payroll payable, due to related party and notes payable.

At September 30, 2024, we had $30,204 of current assets and our working capital deficit was $403,014.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of September 30, 2024, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2024,  that have materially affected or are reasonably likely to materially affect our internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

For the nine months ended September 30, 2024, we issued 830,018 shares of common stock to 3 residents of Greece, 100,000 shares of common stock to a company registered in Greece, and 200,000 shares of common stock to a resident of Romania pursuant to Rule 506(b) of Regulation S of the Securities Act of 1933, as amended.

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

BROOQLY, INC.

Date: November 29, 2024	By:	/s/ Panagiotis Lazaretos
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Helen Maridakis
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

