Form 10-K
period 2024-12-31
brooqLy, Inc.
filed 2025-04-01
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2024

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

000-56399

BrooQLy Inc.
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

As of March 31, 2025, there were 25,615,000 shares outstanding.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024, was $3,219,000.

BROOQLY, INC.

Form 10-K

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common stock shares.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “us” refer to BrooQLy Inc.

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

The term “Users” means the total of Sending Consumers and Receiving Consumers.

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

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated in Nevada on February 19, 2021, as “MyTreat, Inc”. On May 12, 2021, we changed our name to BrooQLy Inc.  in Nevada pursuant to an amendment to our Articles of Incorporation.

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

Site: https://www.cnbc.com/2019/05/07/digital-ad-revenue-in-the-us-topped-100-billion-for-the-first-time.html

Site: https://www.statista.com/statistics/271259/advertising-revenue-of-social-networks-in-the-us/

Online ordering food revenue is projected to rise to $220 billion in 2023 and constitute - 40% of restaurant sales. Digital ordering and delivery have been growing 300% compared to dine-in traffic since 2014. Takeout increased by 286% in 2020. Digital orders have increased by 135% since June 2020.

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

Planning for The Future

The Company intends to strategically reposition itself as a leading provider in the rapidly growing field of drone technology and autonomous logistics. As part of this transformation, the Company plans to change its name to better reflect its new mission and industry focus.

The Company intends to focus on the design, engineering, and manufacturing of unmanned aerial vehicles (UAVs) to serve commercial, industrial, and governmental markets. In parallel, the Company plans to deliver cutting-edge autonomous logistics solutions that utilize advanced drone systems and smart delivery infrastructure.

As part of this transformation, the Company also intends to incorporate its proprietary BrooQLy software platform into its logistics operations. Originally developed as a social engagement tool, BrooQLy will be adapted and integrated into the Company’s autonomous logistics offering to manage user engagement, real-time tracking, delivery optimization, and customer communication—enhancing transparency and creating a more intuitive, on-demand logistics experience.

A key strategic move supporting this transition is the appointment of Ron J. Rich, former Vice President of Propulsion Systems at Honeywell Aerospace to the Company’s Board of Directors. Mr. Rich’s deep aerospace expertise is expected to contribute significantly to product development, operational scale, and industry partnerships.

Looking forward, the Company intends to build strategic alliances with aerospace suppliers, logistics operators, and research institutions, enabling rapid development and deployment of its UAV platforms and logistics technologies. Through these efforts, Brooqly, Inc. aims to establish itself as a forward-thinking, innovation-driven leader in next-generation aerospace and autonomous delivery systems.

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

We started operations in:

•	Greece, on August 13, 2021 (a market that we shall be managing directly with our own resources)
•	Romania, on August 26, 2021 (a market that we shall be managing using a Local Partner)
• •	Turkey, on July 1, 2023 (a market that we shall be managing using a Local Partner) Czech Republic, on April 1st, 2024 (a market that we is managed directly with our own resources)

Revenue Sources

Our revenue is derived from 3 sources:

•	Annual Shop Registration Fee at $120 per year.
•

Treat Commission at 20% fee for each transaction made on our Platform for each Shop, i.e. a Sending Consumer orders a catalog product from a registered Shop on our Platform, which costs $10, 20% of which ($2) is retained by us.

•	Brand(s) that wish to advertise on our Platform, which advertising fee is based on selected shops per month at $50 per shop per month.

Dependence Upon One or a Few Customers

We are not presently, and we do not anticipate becoming dependent upon one or a few customers or brands or shops.

Marketing

Our marketing strategy consists of the following pillars once a country starts operations:

•	Pre-launch Stage
	○	Social Media teasing Posts
	○	Brand Building campaigns
	○	CRM process creation
	○	Landing Page creation to lead generation

•	Launch Stage
	○	Performance Marketing
	○	Influencer Marketing
	○	email Marketing
	○	Native Ads
	○	Press Releases

•	Post Launch Stage

○	Referral Marketing
○	App Store Optimization
○	App Push Notifications
○	CRM Marketing
○	Mobile Affiliate Marketing
○	Vlogging

Operations to Date

Our operations to date have primarily consisted of:

•	Signing agreement with Enaleia on September 28th, 2023, as part of our environmental responsibility
•	Signing new software development agreement with Citiwave Systems, Ltd, on October 1st, 2023
•	Acquiring DTC and DWAC eligibility which was publicly announced on October 27th, 2023
•	Launching version 3 of our platform, on December 1st, 2023
•	Enhancing operations in Greece, Romania and Turkey
•	Signing agreement with CIM Securities, LLC, on February 29th, 2024 to raise up to 3,000,000 in funding
•	Signing Pilot Agreement for Czech Republic on March 13th, 2024
•	Singing Foreign Representation Agreement for Zambia on March 27th, 2024

Material Agreements up to the end of Fiscal Year 2024

We have executed the following agreements critical to the development our business plan:

•	Short-Term Pilot Agreement – Czech Republic

o	We completed an agreement with Anton Kalenikov, on March 13th, 2024.
o	The scope of the pilot is to test the adaptability of our platform in the Czech market.
o	After a 3-month duration we will evaluate the outcome and decide on the next steps.

•	Foreign Representation Agreement - Zambia

o	We completed an agreement with MRX Consulting OÜ on March 27th, 2024.
o	This partnership will be instrumental in testing our platform in a new continent and also expanding our platform to the neighboring sub-Saharan markets within a 3-year strategy.
o	The Foreign Representation Agreement signed comes into effect on July 1st, 2024.

•	Software Development Agreements

o	.
o

On October, 1st 2023, we sign an agreement with Citiwave Systems. Ltd to upgrade our platform to v3 which includes a new User Interface for our smartphone app and upgraded functionality for our web-based administration and reporting system. As per the same agreement the Company continued with Citiwave Systems, Ltd for the upgrade to version 4 of the platform.

•	Marketing & Advertising Agreements

o	Investment Banking Agreement We completed an agreement with CIM Securities LLC, on February 22, 2024. The objective was to raise up to $3,000,000 from accredited investors under Regulation 506(c).

Material Agreements after the end of Fiscal Year 2024

On February 25, 2025, Panagiotis Lazaretos, Helen V. Maridakis, and Nikolaos Ioannou, the three controlling shareholders (collectively, the “Sellers”) of BrooQLy Inc., a Nevada corporation (the “Company”), entered into a Share Purchase Agreement (the “SPA”) with Aerospace Capital Partners, LLC, a Nevada limited liability company (“ACP”). Pursuant to the SPA, the Sellers sold an aggregate of 18,000,000 shares of common stock of the Company to ACP, equal to approximately 70.3% of the Company’s outstanding shares of common stock. As a result of this transaction, ACP became the controlling shareholder of the Company.

The purchase price paid by ACP was $360,000, of which $358,200 was to pay off the Company’s outstanding liabilities as of February 25, 2025, with the remaining $1,800 paid to the Sellers.

The source of the funds used by ACP to pay the purchase price was loans from private investors.

Other than the entry into the SPA and the transactions described therein and the agreements discussed below, there were no arrangements between ACP and the Sellers which could result at a subsequent date in a further change of control of the Company.

In connection with the SPA and the payment of the Company’s outstanding liabilities, the Company issued to ACP a Convertible Promissory Note (the “Note”) in the original principal amount of Three Hundred Fifty-eight Thousand Two Hundred Dollars ($358,200). The Note will convert automatically into shares of the Company’s common stock or a series of preferred stock upon the occurrence of all of the following: (1) the acquisition of the controlling interest in the Company by ACP, which happened pursuant to the SPA; (2) the effectiveness of an amendment to the Company’s Articles of Incorporation to authorize the Company to issue preferred stock; and (3) the filing of a Certificate of Designation of Rights and Preferences of a series of preferred stock of the Company. Upon the occurrence of all three events, ACP has the right to determine whether the Note amount will convert into shares of common stock or shares of the new preferred stock.  The conversion price of the Note amount will be $0.015 per share of either common stock or preferred stock.

Also, in connection with the SPA, the Company entered into an Assets Purchase Option and License Agreement (the “Option and License Agreement”) with the Sellers. Pursuant to the Option and License Agreement, the Company granted to Absocare, Inc., a South Dakota corporation (“ABSO”), an entity controlled by the Sellers, a non-exclusive, royalty-free license to use certain assets of the Company (the “Assets”) for a period of six months (the “License Period”). The Assets consist of the Company’s name and trademark; the software code used by the Company; the domain name (www.brooqly.com); the Company’s app store accounts; and the Company’s social media accounts.  ABSO has no right to sublicense, modify, distribute, or commercialize the Assets during the License Period.

Additionally, pursuant to the Option and License Agreement, the Company granted to ABSO the option to purchase the Assets at the end of the License Period. ABSO may elect to exercise the option by written notice to the Company for three months after the end of the License Period.

Patents, Trademarks, Royalty Agreements

We have no patents or royalty agreements,

On October 14, 2021, we applied to the US Patent and Trademark Office for the trademark “BROOQLY”, which application was accepted and granted on February 28, 2023.

On October 14, 2021, we applied to the EU Intellectual Property Office for the trademark “BROOQLY”, which application was approved on February 2, 2022.

Employees

As of December 31, 2024, our only employees were our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

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

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

•	Our independent registered Public Accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

•	We have little historical performance for you to base an investment decision upon, and we may never become profitable.

•

If we are unable to generate sufficient revenue for our operating expenses, we will need financing which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

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

•

We may incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such an evaluation may have an adverse effect on our stock price.

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

•	We face risks associated with our existing and planned international business.

•	We are exposed to foreign currency exchange rate fluctuations and exchange control risks, which may harm the results of operations and cause our financial results to fluctuate between periods.

•	We may be unable to adequately protect or continue to use our intellectual property; failure to protect such intellectual property may harm our business.

•	We will require additional capital to execute our overall business strategy.

•	As of the date of this Annual Report, one shareholder owned a controlling interest in the voting stock, and as such, investors will have minimal influence on our operations.

•	Climate changes may indirectly impact our business.

•	The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

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

•

Our common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities will be limited, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in our Common Stock.

•	There will be restrictions on resale of Securities and there is no assurance of the registration of the Securities.

•

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low-priced stocks that will create a lack of liquidity and make trading difficult or impossible.

•	FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our Common Stock.

•	Shares eligible for future sale may adversely affect the market.

•	If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

•	Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our Common Stock price.

•	We have never paid cash dividends and do not anticipate doing so in the foreseeable future.

•	Our stock price may be volatile, which may result in losses to our shareholders.

•	We do not have an independent board of directors which could create a conflict of interest and pose a risk from a corporate governance perspective.

•	Because we do not have a nominating, audit or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent, to perform these functions.

•	Our election not to opt out of the JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

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

ITEM 2. PROPERTIES

Our executive offices are located at 10101 S. Roberts Road, Suite 209, Palos Hills, Illinois 60465 and consist of 150 square feet composed of (office, conference room, etc.). We pay monthly rent of $0, and our lease expired on December 31, 2024. The lease has been extended for 6 months until June 30, 2025.

The offices are leased by our former Chief Financial Officer’s company, Nicholas G. Vardalos & Company LLP, 150 square feet of which that is subleased to us.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of March 31, 2025, our common stock was held by 29 stockholders of record and we had 25,615,000 shares of common stock issued and outstanding.

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

ITEM 6. [RESERVED.]

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

Results of Operations for Fiscal Year Ended December 31, 2024 and 2023

•	Revenues
Our revenues for FY 2024 and FY 2023 were $266 and $5, respectively, consisting solely of treats from our Platform. Our revenues from FY 2024 compared to FY 2023 increased by $261.

•	Operating expenses

We incurred total operating expenses of $537,440 for the year ended December 31, 2024, consisting of $110,017 of professional fees, $81,000 in salaries, $30,000 as a bad debt, $198,193 for the impairment of the intangible asset and $118,230 of other general and administrative costs. We incurred total operating expenses of $314,307 for the year ended December 31, 2023, consisting of $87,941 of professional fees, $54,000 in salaries and $172,366 of other general and administrative costs.  Our total operating expense from FY 2024 compared to FY 2023 increased by $222,872 which is mainly due to the impairment of the intangible asset and the bad debt expense.

•	Net loss

We had a net loss of $1,171,439 and $348,288 for the year ended December 31, 2024 and December 31, 2023, respectively, reflecting an increased net loss of $823,151 which is mainly due to the impairment of the intangible asset, the loss on the conversion of common stock shares and the loss on the exercise of warrants.

Liquidity and Capital Resources

Our cash flows used in operating activities were $34,098 for the year ended December 31, 2024 compared to the cash used in operating activities of $80,827 for the year ended December 31, 2023. The $46,729 decrease is mainly due to shares issued for convertible loans.

Net cash flow used in investing activities was $85,871 and $74,173 for our software for the years ended December 31, 2024 and December 31, 2023, respectively.

Our cash flows from financing activities were $120,000, consisting of 150,000 shares issued for cash for the exercise of warrants and $90,000 received from three promissory notes as of December 31, 2024.  For the previous year ended December 31, 2023, our cash flows from financing activities were $155,000, consisting of $100,000 for shares issued for cash and $55,000 for cash received from two Promissory Notes as of December 31, 2023.

Plan of Operations

In support of its strategic transformation into a drone manufacturing and autonomous logistics company, BrooqLy, Inc. intends to raise new growth capital to fund product development, operational expansion, and the integration of its proprietary BrooqLy software platform. To facilitate this effort, the Company plans to engage a reputable investment bank to advise on and execute a structured capital raise. This will include potential equity and/or debt offerings aimed at fueling the Company’s entry into the UAV and autonomous delivery sectors, expanding its technology stack, and establishing key commercial partnerships. The capital raise will be aligned with the Company’s long-term vision and will be critical to positioning BrooqLy, Inc. as an innovation leader in next-generation aerospace logistics.

Going Concern

The report of the independent registered public accounting firm accompanying our December 31, 2024 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Brooqly is using ACP’s capital and banking connections to grow. It expects to work with new investment banking partners and add capital structures to bring in more funds. The company also anticipates its new UAV sales channels will start producing profitable revenue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLAMENTARY DATA

Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

BROOQLY, INC.

For the Years Ended December 31, 2024 and 2023

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BrooqLy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BrooqLy Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, statements cash flows, and statements of the changes in stockholders’ deficit, for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2022.
New York, NY
March 31, 2025
PCAOB ID: 587

BrooqLy Inc.

Balance Sheets

ASSET	December 31, 2024	December 31, 2023
Current Assets
Cash	$33	$2
Prepaid Expenses	204	30,204
Total Current Assets	237	30,206

Long-term Assets
Intangible Assets, net	-	171,076
Total Long-term Assets	-	171,076

Total Assets	$237	$201,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$189,291	$145,077
Promissory Note	55,000	55,000
Interest Payable	14,004	4,303
Payroll Payable	-	50,488
Due to related party	29,931	23,374
Total Current Liabilities	288,226	278,242

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 common shares authorized; 25,615,000 and 24,234,982 common shares issued and outstanding at December 31, 2024 and December 31, 2023 respectively	2,562	2,424
Additional paid in capital	1,709,645	749,373
Accumulated deficit	(2,000,196)	(828,757)
Total Stockholders’ Deficit	(287,989)	(76,960)

Total Liabilities and Stockholders’ Deficit	$237	$201,282

The accompanying notes are an integral part of these audited financial statements.

BrooqLy Inc.

Statements of Operations

	YEAR ENDED	YEAR ENDED
	December 31, 2024	December 31, 2023

Revenue	$266	$5
Total Revenue	266	5

Operating expenses
Professional fees	110,017	87,941
Salaries	81,000	54,000
Bad Debt expense	30,000	-
Impairment of Intangible Asset	198,193	-
Other general and administrative costs	118,230	172,366

Total operating expenses	537,440	314,307

Loss from operations	(537,174)	(314,302)

Other Income	5,435	317
Interest Expense	(153,700)	(34,303)
Loss on conversion of Shares	(426,000)	-
Loss on exercise of warrants	(60,000)	-
Other Income (expense) net	(634,265)	(33,986)

Net loss before income tax	$(1,171,439)	$(348,288)

Provision for income taxes (benefit)	-	-

Net loss	$(1,171,439)	$(348,288)

Net Loss Per Common Stock - basic and fully diluted	$(0.05)	$(0.01)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	25,088,688	23,621,489

The accompanying notes are an integral part of these audited financial statements.

BrooqLy Inc.

Statements of Cash Flows

	YEAR ENDED	YEAR ENDED
	December 31, 2024	December 31, 2023
	Audited	Audited
Cash Flows from Operating Activities
Net loss	$(1,171,439)	$(348,288)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	58,754	32,585
Impairment of Intangible Asset	198,193	-
Shares Issued for Services	58,000	122,000
Shares Issued as gift	17,410	-
Shares Issued for Loan & Interest	120,000	60,000
Loss on conversion of convertible note to common stock	426,000	-
Loss on exercise of warrants	60,000	-
Changes in assets and liabilities
Accounts Payable	44,214	26,618
Prepaid Expenses	30,000	(30,000)
Payroll Payable	84,512	50,488
Accrued Interest	33,701	4,303
Due to related party	6,557	1,468
Net cash provided by (used in) operating activities	(34,098)	(80,827)

Cash Flows from Investing Activities
Software	(85,871)	(74,173)
Net cash used in investing activities	(85,871)	(74,173)

Cash Flows from Financing Activities
Shares issued for cash	30,000	100,000
Promissory Note	90,000	55,000
Net cash provided by financing activities	120,000	155,000

Net Increase in Cash	31	1

Net Change in Cash
Cash at beginning of year	2	1
Cash at end of year	$33	$2

Supplemental Non-Cash Investing and Financing
Forgiveness of Accrued payroll	$135,000	-
Shares issued for conversion of notes	$540,000	-

The accompanying notes are an integral part of these audited financial statements.

BrooqLy Inc.

Statements of the Changes in Stockholder’s Deficit

	Common Stock			Additional		Total
	Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, January 1, 2024	24,234,982	$2,424	$-	$749,373	$(828,757)	$(76,960)
Shares issued for cash	150,000	15	-	29,985	-	30,000
Shares issued for services	100,000	10	-	57,990	-	58,000
Shares issued for Interest	200,000	20	-	119,980	-	120,000
Shares issued for Loan	900,000	90	-	539,910	-	540,000
Gifted Shares	30,018	3	-	17,407	-	17,410
Adjustment for Accrued Payroll	-	-	-	135,000	-	135,000
Loss on exercise of warrants	-	-	-	30,000	-	30,000
Net Loss	-	-	-	-	(1,171,439)	(1,171,439)
Balance, December 31, 2024	25,615,000	$2,562	$-	$1,709,645	$(2,000,196)	$(287,989)

	Common Stock			Additional		Total
	Shares	Amount	Shares to be Issued	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, January 1, 2023	22,584,982	$2,259	$20,000	$447,538	$(480,469)	$(10,672)
Shares issued for cash	550,000	55	(20,000)	119,945	-	100,000
Shares issued for services	600,000	60	-	121,940	-	122,000
Shares issued for loan and interest	500,000	50	-	59,950	-	60,000
Net Loss	-	-	-	-	(348,288)	(348,288)
Balance, December 31, 2023	24,234,982	$2,424	$-	$749,373	$(828,757)	$(76,960)

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2024 and December 31, 2023.

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

Segment Reporting Disclosure

The Company follows Accounting Standards Update 2023-07-Segment Reporting:

Improvement to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment information by requiring companies to disclose, on an annual and interim basis, significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss.

At December 31, 2024, the Company’s operations constitute a single operating segment and therefore, a single reportable segment.  The business offers a combination of social networking, online food ordering and gifting.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company recorded $226 in revenue for the year ended December 31, 2024. The Company currently does not have sufficient working capital but is continuing its efforts to establish additional markets for sources of revenues to cover operating costs Until we generate material operating revenues, the Company will require additional debt or equity funding to continue its operations, however, there is no assurances that the Company will conduct such offering or that it will raise sufficient funding to continue its operations.

Brooqly is using ACP’s capital and banking connections to grow. It expects to work with new investment banking partners and add capital structures to bring in more funds. The company also anticipates its new UAV sales channels will start producing profitable revenue.

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

NOTE 4 – INTANGIBLE ASSET

As of December 31, 2024 and 2023, Intangible assets consisted of the following:

	Useful life	December 31, 2024	December 31, 2023
At cost:
Software platform	5 years	$309,968	$224,097

Less: accumulated amortization		(111,775)	(53,021)
Impairment of Intangible Asset		(198,193)	-
		$-	$171,076

On April 20, 2021, the Company entered into an agreement with Nikolaos Stratigakis to develop our online platform for a value of 5,000 Euro in cash and 147,482 shares of restricted common shares at the stated value of $0.20 per share equal to the value of $29,497.  Then on July 1, 2022, the Company entered into a second agreement for a value of $10,920 Euro and 270,000 shares of restricted common shares at the stated value of $0.24 per share equal to the value of 64,800.

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

The total value of $111,775 was amortized over its useful life of 5 years. Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization.  The intangible asset was fully impaired as of December 31, 2024.

The amortization of Intangible assets was $58,754 and $32,585 as of December 31, 2024, and December 31, 2023, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with its three former n amount of $9,487 to our CEO, Mr. Panagiotis N. Lazaretos, $10,067 to our CFO Mrs. Helen V. Maridakis and $10,378 to our COO, Mr. Nikolaos Ioannou has as of December 31, 2024

NOTE 6 – NOTE PAYABLE AND PROMISSORY NOTE

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

On August 29, 2023, the Company signed a Promissory note with Ms. Bridusa-Dominca Kamara for the loan amount of $30,000. The Note has a maturity date of December 31, 2024, and interest of $14,000, payable on the maturity date. Additionally, Ms. Kamara will also receive 200,000 common stock shares on December 31, 2024. The company has recognized accrued interest expense of $14,000 as of December 31, 2024, for this Promissory Note.

On February 22, 2024, the Company entered into a Convertible Promissory Note Agreement with Angelos Rezos, who agreed to lend $60,000 to the Company with a repayment amount of $78,000 on the maturity date of December 31, 2024.   Additionally, Mr. Rezos entered into a second Convertible Promissory Note Agreement on March 21, 2024, to lend the Company $20,000 with the repayment amount of $26,000 on the maturity date of December 31, 2024.  Both convertible notes have the conversion decision as of September 30, 2024, but Mr. Rezos made the decision to convert both loans on April 9, 2024, and 800,000 restricted common stock shares were issued to him for a value of $480,000 that includes $24,000 as interest expense and a loss on conversion to common stock shares of $376,000.

On March 31, 2024, the Company entered into a third Convertible Promissory Note Agreement with Angelos Rezos, who agreed to lend $10,000 to the Company with a repayment amount of $13,000 on the maturity date of December 31, 2024, and a conversion decision by September 30, 2024.  The shareholder has made the decision to convert the loan to shares on December 3, 2024, and 100,000 restricted common stock shares were issued to him for a value of $90,000 that includes $3,000 in interest expense and a loss on conversion to common stock shares of $50,000.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On December 31, 2024, there were 25,615,000 common shares issued and outstanding.

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

For the year ended December 31, 2024, the Company issued 150,000 shares of common stock for cash proceeds of $30,000 that were from the exercise of warrants and 100,000 shares of common stock for services rendered for a value of $58,000.  Additionally, the Company issued 1,100,000 shares of common stock from a convertible note and interest at a value of $680,000 and 30,018 restricted common stock shares as a gift to initial shareholders for a value of $17,410 as of December 31, 2024.

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

Changes in Equity

For the year beginning January 1, 2024, the Company had a stockholders’ deficit balance of $76,960. With the issuance of 150,000 shares of common stock for cash proceeds of $30,000 that were from the exercise of warrants and 100,000 restricted common stock shares for services rendered, a value of $58,000, the issuance of 30,018 restricted common stock shares at a value of $17,410, the issuance of 900,000 restricted common stock shares for the conversion of a loan at a value of $540,000, the issuance of 200,000 restricted common stock shares as interest on a convertible loan, a value of $120,000, the adjustment for officers’ payroll  at a value of $135,000, the loss on the exercise of warrants of $60,000 and the net loss of $1,171,439 for the year ended December 31, 2024, the ending balance is a deficit of $287,989 as of December 31, 2024.

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

NOTE 9 – INCOME TAXES

At December 31, 2024, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $1,286,006 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The Internal Revenue Code may limit the future use of its existing net operating losses.

All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2024, the Company has increased the valuation allowance by $143,942 from $174,040 to $317,982. We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  Tax position that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of December 31, 2024 and December 31, 2023

	2024	%	2023

Deferred tax assets:
Impairment of Intangible Asset	$41,621		$-
Bad debt Expense	$6,300		$-
NOL Carryover	$270,061		$174,040

Sub Total	$317,982		$174,040

Valuation Allowance	$(317,982)		$(174,040)
Net Deferred Tax Asset	$-		$(0)
	$(143,942)		$(73,142)

Book Loss	$(246,002)	21%	$(73,142)
Permanent Difference:
Loss on Conversion of Shares	$89,460	-8%	$-
Loss on exercise of warrants	$12,600	-1%	$-
Change in valuation	$143,942	-12%	$73,142
	$(0)	0%	$(0)

Book Loss	$(1,171,439)		$(348,291)

NOTE 10 – SUBSEQUENT EVENT

On February 25, 2025, Panagiotis Lazaretos, Helen V. Maridakis, and Nikolaos Ioannou, the three controlling shareholders of the Company, entered into a Share Purchase Agreement (the “SPA”) with Aerospace Capital Partners, LLC, a Nevada limited liability company (“ACP”). Pursuant to the SPA, the Sellers sold an aggregate of 18,000,000 shares of common stock of the Company to ACP, equal to approximately 70.3% of the Company’s outstanding shares of common stock, as a result of this transaction, ACP became our controlling shareholder.

In connection with the SPA and the payment of the Company’s outstanding liabilities, the Company issued to ACP a Convertible Promissory Note in the original principal amount of Three Hundred Fifty-eight Thousand Two Hundred Dollars ($358,200). The Note will convert automatically into shares of the Company’s common stock or a series of preferred stock upon the occurrence of all of the following: (1) the acquisition of the controlling interest in the Company by ACP, which happened pursuant to the SPA; (2) the effectiveness of an amendment to the Company’s Articles of Incorporation to authorize the Company to issue preferred stock; and (3) the filing of a Certificate of Designation of Rights and Preferences of a series of preferred stock of the Company. Upon the occurrence of all three events, ACP has the right to determine whether the Note amount will convert into shares of common stock or shares of the new preferred stock. The conversion price of the Note amount will be $0.015 per share of either common stock or preferred stock.

Also in connection with the SPA, the Company entered into an Assets Purchase Option and License Agreement  with the Sellers, pursuant to which , the Company granted to Absocare, Inc., a South Dakota corporation (“ABSO”), an entity controlled by the Sellers, a non-exclusive, royalty-free license to use certain assets of the Company for a period of six months . The Assets consist of the Company’s name and trademark; the software code used by the Company, the domain name (www.brooqly.com); the Company’s app store accounts, and the Company’s social media accounts.  ABSO has no right to sublicense, modify, distribute, or commercialize the Assets during the License Period.

Additionally, pursuant to the Option and License Agreement, the Company granted to ABSO the option to purchase the Assets at the end of the License Period. ABSO may elect to exercise the option by written notice to the Company for three months after the end of the License Period.

In connection with the change of control and pursuant to the terms of the SPA, Panagiotis Lazaretos, Nikolaos Ioannou and Helen Maridakis agreed to and did resign from their positions as officers and directors, effective February 25, 2025

The following individuals were appointed as officers and to our Board of Directors:

Name	Position
Kent Wilson	Chief Executive Officer/Chairman of the Board
Jeff Hail	Chief Operating Officer, Director
Ian Kantrowitz	Vice President, Director
Shannon Rigney	Vice President, Director
Ron Rich	Director

Management believes that the acquisition of a controlling position in the Company by ACP represents a strategic transformation of the Company into an aerospace-focused enterprise. Management intends to pursue multiple aerospace acquisitions in the near future as part of this new corporate direction.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of December 31, 2024 and December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the year ended December 31, 2024 and December 31, 2023. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2024 and December 31, 2023 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Kent Wilson	CEO/CFO Chairman of Board	52	February 25, 2025
Jeff Hail	COO/Director	63	February 25, 2025
Shannon Rigney	VP/Director	40	February 25, 2025
Ian Kantrowitz	VP/Director	45	February 25, 2025
Ron Rich	Director	63	March 19, 2025

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Kent Wilson – Chief Executive Officer, Chairman of the Board

Mr. Wilson, 52,  previously served as the Chief Executive Officer and Secretary of Alpine 4 Holdings, Inc. (“Alpine 4”) , since June 2014. Mr. Wilson resigned as Chief Executive Officer of Alpine 4 in February 2025. Prior to his time with Alpine 4, Mr. Wilson was the CEO of Crystal Technology Holdings, Ltd./NextSure, LLC. This company successfully designed, built, and brought two products to market, including an internet-based insurance rating engine that allowed prospective buyers to rate and buy their auto insurance online via a virtual insurance agent. Since 2002, Mr. Wilson has been actively involved with all facets of corporate financial and operational planning and has held the title of CFO and CEO for several different companies. Mr. Wilson has also consulted for various finance departments of publicly traded companies such as JDA Software and Switch & Data, Inc. to help them identify and develop the best SOX and GAAP practices and procedures. In 2011, Mr. Wilson took over as CFO of United Petroleum Company and helped guide them from a small startup with less than $1 million in revenue to a company with $20 million in revenue and a growth path for 2013 and 2014. Mr. Wilson holds a BA degree in Management and an MBA from Northcentral University. Management believes Mr. Wilson’s extensive management, strategic planning, and public company experience qualify him to serve as a director.

Jeff Hail – Chief Operating Officer, Director

Mr. Hail, 62, previously served as the Chief Operating Officer of Alpine 4 Holdings, Inc., since January 2019, and before that serving as Senior Vice President of Operations since April 2014. Mr. Hail’s professional experience has been both in the government and private sector. As a Buyer/Contract Officer with the Arizona Department of Transportation writing, awarding, and administering highway services contracts. In the private sector, Mr. Hail experienced success by starting a number of different companies and building them to be the leaders in their niche sectors from both electronics manufacturing to e-commerce. As a result, he brings a broad-based experience level with the operational aspects of running a business in today’s realm. Mr. Hail holds a Bachelor of Science degree in Operations and Production Management from the W.P. Carey School of Business at Arizona State University. Management believes Mr. Hail’s extensive business operations and broad industry experience qualify him to serve as a director.

Ian Kantrowitz – Vice President, Director

Mr. Kantrowitz, 45, served as Vice President of Investor Relations at Alpine 4 Holdings, Inc., from 2021 to 2025, following his role as Director of Investor Relations from 2014 to 2021. Mr. Kantrowitz played a key role in securing capital at critical moments, through not only his personal network, but by fostering stakeholder relationships with effective and compelling communication during pivotal growth phases. Also serving on the company’s Board of Directors, Mr. Kantrowitz was accountable for creating and presenting a consistently applied investment message, building trusted relationships and shaping strategic messaging to shareholders and the investment community, while providing insight on public perception and market positioning. He was often regarded as a voice of reason, offering balanced perspectives during critical decision-making moments. Prior to joining Alpine 4, Mr. Kantrowitz built a diverse career involving project management, negotiations and sales in addition to relationship management. He served as a Project Manager for two major homebuilders in Phoenix, Arizona, Continental Homes and Engle Homes, where he honed his leadership and operational skills. Additionally, he was a top-performing banker at Wells Fargo Bank, ranked number five in the country, showcasing his dedication to client satisfaction and business growth. Mr. Kantrowitz’s analytical insight with a people-first approach and experience with investor relations and project management qualify him to serve as a director.

Shannon Rigney – Vice President, Director

Ms. Rigney, 40, previously served as Vice President of Social Media and Public Relations at Alpine 4 Holdings, Inc., since 2016, having been with the company since 2014. With a decade of experience specializing in brand strategy and corporate relationship management, Ms. Rigney played a pivotal role in shaping the company’s public narrative, developing investor-facing communications, and driving strategic media campaigns and events across Alpine 4’s diverse portfolio of subsidiaries. With a diverse career background spanning public messaging, financial forecasting, project management and contract negotiations in various industries from home building to transportation logistics and medical devices, Ms. Rigney brings a unique ability to craft communications and messaging that align with business objectives while resonating with key stakeholders. Ms. Rigney holds a Bachelor of Business Administration in Marketing from the University of Arizona, Eller College of Management. Her collaborative approach bridges the gap between investor relations, marketing, and operations, ensuring consistent and transparent messaging across multiple platforms. Her extensive experience in stakeholder engagement, public company compliance and communications qualify her to serve as a director.

Ron J. Rich – Director

Mr. Rich, 64, has held multiple leadership positions, including Vice President of Propulsion Systems at Honeywell Aerospace, where he spearheaded initiatives to enhance engine performance and reliability. His tenure at Honeywell also included driving research collaborations, such as the landmark agreement with the University of Arizona, designed to streamline aerospace research and development. His dedication to advancing aerospace technology and engineering education earned him the Circle of Excellence Award from the university’s Engineering Design Program in 2019.  Mr. Rich is a graduate of the University of Arizona with a Bachelor's of Science in Mechanical Engineering. Currently serving as Vice President of the Engineering Solutions Business at Intertec International, Mr. Rich continues to lead innovation in engineering services, bringing valuable insight and expertise to Dynamic Aerospace Corporation. Mr. Rich’s extensive experience in the aerospace industry qualifies him to serve as a director.

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

Director Independence

We are not currently listed on any market or exchange that requires independent directors. In evaluating the independence of our members and the composition of the committees of our board of directors, we utilize the definition of “independence” as that term is defined by applicable listing standards of the Nasdaq Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Panagiotis Lazaretos	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Helen V. Maridakis	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Nikolaos Ioannou	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

___________

*We were incorporated on February 19, 2021; as such, we have only 2022, 2023 and 2024 representing executive compensation.

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

No salary or any compensation was paid or received by the officers for the year ended December 31, 2024.

Stock Option Plan

As of the date of this Annual Report, we did not have a stock option plan in favor of any director, officer, consultant, or employee of our company.

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

The following table sets forth, as of December 31, 2024, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by our current executive officers and directors as a group.

Common Stock Shares

Name of Beneficial Owner (1)	Common	Nature of Beneficial Ownership	Percentage of Total Common
Panagiotis Lazaretos (CEO/Director)	9,000,000	Officer and Director	35.14
Helen V. Maridakis (CFO/Director)	2,000,000	Officer and Director	7.81
Nikolaos Ioannou (COO/Director)	9,000,000	Officer and Director	35.14

Total			78.09

____________

(1) Each of the beneficial owners held the officer/director positions indicated above from February 19, 2021, through February 25, 2025.

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock following the Share Purchase Agreement between the prior officers and directors of BrooQLy and Aerospace Capital Partners, LLC, on February 25, 2025, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the stockholders listed below possess sole voting and investment power with respect to their shares.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address of each person listed below is c/o Aerospace Capital Partners, LLC, 401 Ryland Street, Suite 200-A, Reno, NV 89502.

Name, Title, and Address of beneficial owner (1)	Number of Shares Owned	Percentage Ownership
Aerospace Capital Partners, LLC 401 Ryland Street, Suite 200-A Reno, NV 89502	18,000,000	70.27%

Kent B. Wilson (1) Chief Executive Officer, Chairman of the Board	18,000,000	70.27%

Jeff Hail (2) Chief Operating Officer, Director	18,000,000	70.27%

Ian Kantrowitz (3) Vice President, Director	18,000,000	70.27%

Shannon Rigney (4) Vice President, Director	18,000,000	70.27%

Ron J. Rich
Director	0	0%

All Officers and Directors as a Group (5 persons)	18,000,000	70.27%

(1)

Mr. Wilson is a member of Aerospace Capital Partners, LLC (“ACP”). Mr. Wilson does not own any shares of the Company’s common stock directly. All shares reflected in the table above are owned by ACP. Mr. Wilson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(2)

Mr. Hail is a member of ACP. Mr. Hail does not own any shares of the Company’s common stock directly. All shares reflected in the table above are owned by ACP. Mr. Hail disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3)

Mr. Kantrowitz is a member of ACP. Mr. Kantrowitz does not own any shares of the Company’s common stock directly. All shares reflected in the table above are owned by ACP. Mr. Kantrowitz disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)

Ms. Rigney is a member of ACP. Ms. Rigney does not own any shares of the Company’s common stock directly. All shares reflected in the table above are owned by ACP. Ms. Rigney disclaims beneficial ownership of these shares except to the extent of her pecuniary interest therein.

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

The offices are leased by our former CFO’s company, Nicholas G. Vardalos & Company LLP, and 150 square feet of that is subleased to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees amounted to $55,000 for the year ended December 31, 2024, and $40,000 for the year December 31,2023.

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

By:	/s/ Kent B. Wilson
Kent Wilson
Chief Executive Officer Principle Executive Officer

By:	/s/ Kent B. Wilson
Kent B. Wilson Interim: Chief Financial Officer Principle Financial Officer

Dated: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kent B. Wilson
Kent B. Wilson
Director

By:	/s/ Shannon Rigney
Shannon Rigney Director

By:	/s/ Ian Kantrowitz
Ian Kantrowitz Director

By:	/s/ Jeff Hail
Jeff Hail Director

By:	/s/ Ron J. Rich
Ron J. Rich Director

Dated: March 31, 2025

