Form 10-Q
period 2025-03-31
brooqLy, Inc.
filed 2025-05-20
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The Company has 25,615,000 common stock shares outstanding as of May 19, 2025

2

PART I – FINANCIAL INFORMATION

Unaudited Condensed Financial Statements

of

BROOQLY, INC.

For the Three Months Ended March 31, 2025

3

BROOQLY, INC

Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets as of March 31, 2025, and December 31, 2024 (audited)	F-2
Unaudited Condensed Statements of Operations for the three months ended March 31, 2025, and March 31, 2024	F-3
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2025, and March 31, 2024	F-4
Unaudited Condensed Statements of Changes in Stockholder’s Equity as of March 31, 2025, and March 31, 2024	F-5
Notes to the Unaudited Condensed Financial Statements	F-6 to F-13

BrooqLy Inc.

Unaudited Condensed Balance Sheets

ASSET	March 31, 2025	December 31, 2024 Audited
Current Assets
Cash	$14	$33
Prepaid Expenses	204	204
Receivable from Convertible Note	110,665	-
Total Current Assets	110,883	237

Long-term Assets
Intangible Assets, net	-	-

Total Assets	$110,883	$237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$745	$189,291
Convertible Notes - net of discount	515,279	55,000
Interest Payable	-	14,004
Due to related party	-	29,931
Total Current Liabilities	516,024	288,226

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 common shares authorized; 25,615,000 and 25,615,000 common shares issued and outstanding at March 31, 2025 and December 31, 2024 respectively	2,562	2,562
Additional paid in capital	2,086,345	1,709,645
Accumulated deficit	(2,494,048)	(2,000,196)
Total Stockholders’ Deficit	(405,141)	(287,989)

Total Liabilities and Stockholders’ Deficit	$110,883	$237

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Operations

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2025	March 31, 2024

Revenue	$-	$29
Total Revenue	-	29

Operating expenses
Professional fees	272,968	11,365
Salaries	-	27,000
Other general and administrative costs	55,349	52,570

Total operating expenses	328,317	90,935

Loss from operations	(328,317)	(90,906)

Interest Expense	(165,535)	(4,750)
Other expense net	(165,535)	(4,750)

Net loss before income tax	$(493,852)	$(95,656)

Provision for income taxes (benefit)	-	-

Net loss	$(493,852)	$(95,656)

Net Loss Per Common Stock
- basic and fully diluted	$(0.02)	$(0.00)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	25,615,000	24,350,382

The accompanying notes are an integral part of these unaudited condensed financial statements.

BrooqLy Inc.

Unaudited Condensed Statements of Cash Flows

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net loss	$(493,852)	$(95,656)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	163,779	11,175
Shares Issued for Services	-	58,000
Shares Issued as gift	-	17,410
Changes in assets and liabilities
Accounts Payable	(188,547)	(38,694)
Payroll Payable	-	27,000
Accrued Interest	(14,004)	4,750
Due to related party	(29,930)	(4,975)
Net cash used in operating activities	$(562,554)	$(20,990)

Cash Flows from Investing Activities
Purchase of Software	-	(58,000)
Net cash used in investing activities	$-	$(58,000)

Cash Flows from Financing Activities
Proceeds from issuance of Promissory Note	617,535	80,000
Repayment of Promissory Note	(55,000)	-
Net cash provided by financing activities	$562,535	$80,000

Net Increase in Cash	(19)	1,010

Net Change in Cash
Cash at beginning of year	33	2
Cash at end of year	$14	$1,012
Supplemental Non-Cash Investing and Financing Transactions
Receivable from Convertible Note	$110,665	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

BrooqLy Inc.

Unaudited Condensed Statements of Changes in Stockholder’s Deficit

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	25,615,000	$2,562	$1,709,645	$(2,000,196)	$(287,989)
Beneficial conversion feature of note discount			376,700		376,700
Net Loss				(493,852)	(493,852)
Balance, March 31, 2025	25,615,000	$2,562	$2,086,345	$(2,494,048)	$(405,141)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	24,234,982	$2,424	$749,373	$(828,757)	$(76,960)
Shares issued for cash	-	-	-		-
Shares issued for services	100,000	10	57,990		58,000
Gifted Shares	30,018	3	17,407		17,410
Net Loss				(95,656)	(95,656)
Balance, March 31, 2024	24,365,000	$2,437	$824,770	$(924,413)	$(97,206)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING AND BENEFICIAL CONVERSION FEATURES POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements in the Company’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025. The balance sheet as of December 31, 2024, was derived from the Company’s audited 2024 financial statements contained in the above referenced 2024 Annual Report.

The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2025.

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

At March 31, 2025, the Company’s operations constitute a single operating segment and therefore, a single reportable segment.  The business offers a combination of social networking, online food ordering and gifting.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. For the three months ended March 31, 2025, the Company generated no revenue and reported a net loss from operations of $493,852. As of that date, the Company had a working capital deficit of $405,140 and does not currently have sufficient liquidity to fund its operations for the next twelve months without securing additional capital.

While the Company closed on the acquisition of certain aerospace assets on April 1, 2025, transactions that are expected to contribute to future revenues there is no assurance that these assets will generate sufficient income in the near term to offset operating expenses. In addition, although the Company has received financial support from its largest shareholder, Aerospace Capital Partners, and is working with its investment bank, AGP, to raise capital, there can be no guarantee that such efforts will result in adequate funding on acceptable terms, or at all.

Management expects that the Company will continue to rely on external capital sources to meet its short-term obligations and support ongoing operations. The Company’s ability to continue as a going concern is dependent on its success in raising capital, executing its business strategy, and generating sustainable revenues from commercial activities. If the Company is unable to raise additional funds or achieve its revenue objectives in a timely manner, it may be forced to delay or curtail operations, which would raise substantial doubt about its ability to continue as a going concern.

NOTE 4 – INTANGIBLE ASSET

As of March 31, 2025, and December 31, 2024, Intangible assets consisted of the following:

	Useful life	March 31, 2025	December 31, 2024
At cost:
Software platform	5 years	$111,775	$309,968

Less: accumulated amortization		(111,775)	(111,775)
Impairment of Intangible Asset		-	(198,193)
		$-	$-

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

Additionally, On July 1, 2023, the company added Exhibit B to the agreement with Nikolaos Stratigakis to develop a new web-based Backend Platform to accommodate the new mobile version of the application for a project cost of $19,056 completed by March 31, 2024.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with its shareholder Aerospace Capital Partners, LLC, for two Convertible Promissory Notes, a total of $728,200 as of March 31, 2025.

As of March 31, 2024, the Company had related party transactions with its former three executive officers who have contributed from time to time to facilitate cash flow. The Company had due to related party an amount of $2,797 to the Company’s former CEO, Panagiotis N. Lazaretos, $3,395 to the Company’s former Chief Financial Officer, Helen V. Maridakis, and $12,209 to the Company’s former Chief Operating Officer, Nikolaos Ioannou,

NOTE 6 – NOTE PAYABLE AND PROMISSORY NOTE

On February 25, 2025, in connection with the Share Purchase Agreement (the “SPA”) with Aerospace Capital Partners, LLC and the payment of the Company’s outstanding liabilities, the Company issued to ACP a Convertible Promissory Note in the original principal amount of Three Hundred Fifty-eight Thousand Two Hundred Dollars ($358,200). The Note will convert automatically into shares of the Company’s common stock or a series of preferred stock upon the occurrence of all of the following: (1) the acquisition of the controlling interest in the Company by ACP, which happened pursuant to the SPA; (2) the effectiveness of an amendment to the Company’s Articles of Incorporation to authorize the Company to issue preferred stock; and (3) the filing of a Certificate of Designation of Rights and Preferences of a series of preferred stock of the Company. Upon the occurrence of all three events, ACP has the right to determine whether the Note amount will convert into shares of common stock or shares of the new preferred stock. The conversion price of the Note amount will be $0.015 per share of either common stock or preferred stock. The fair market value of the stock to be issued to settle the fixed conversion price was greater than the stated price on the convertible note and resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes of $358,200 with a corresponding increase to additional paid in capital that was then amortized to interest expense over the 79 day period until maturity. The amount of $158,696 was amortized to interest expense as of March 31, 2025.

On March 7, 2025, the Company entered into a second Convertible Promissory Note with Aerospace Capital Partners, LLC in the amount of Three Hundred Seventy Thousand Dollars ($370,000) with a maturity date of June 5, 2025, ninety days from issuance.  The principle does not accrue interest, and the amount of this Note shall be convertible into equity of the Company under the following terms: (1) automatic conversion on the maturity date; (2) at any time prior to the maturity date, at the Lender’s discretion and upon written notice to the company. The principal amount shall convert to equity at a conversion price of $0.40 per share (the “Conversion Price”). At the Lender’s sole discretion, the Principal Amount may convert into either: (a) Shares of the Company’s Preferred Class C Stock; or (b) Shares of the Company’s Common Stock. The number of shares issuable upon conversion shall be determined by dividing the Principal Amount by the Conversion Price. The fair market value of the stock to be issued to settle the fixed conversion price was equal to the stated price on the convertible note but after applying a Black Scholes calculation that resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes of $18,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense over the ninety-one day period until maturity. The amount of $5,082 was amortized to interest expense as of March 31, 2025.

As of March 31, 2025, there was a receivable of $110,665 from the second Convertible Note with Aerospace Capital Partners, LLC that was subsequently paid in April where payments were made mainly for professional fees in the amount of $50,665 and deposits to the company’s bank account of $60,000.

The company had two outstanding Promissory Notes; one to Eltino, Ltd in the amount of $25,000 and one to Bridusa-Dominca Kamara in the amount of $30,000, which also included accrued interest of $14,000. Both Promissory Notes and the associated interest were paid on February 25, 2025.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Issuance of Common Stock

The Company has 200,000,000, $0.0001 par value shares of common stock authorized. On March 31, 2025, there were 25,615,000 common shares issued and outstanding.

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

For the three months ended March 31, 2025, the Company has not issued any common stock.

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

Changes in Equity

For the year beginning January 1, 2025, the Company had a stockholders’ deficit balance of $287,989. With the reduction in Additional Paid-in-Capital from the beneficial conversion feature for the discount of $376,700 on the convertible loans and the net loss of $493,852 for the three months ended March 31, 2025, the ending balance is a deficit of $405,141 as of March 31, 2025

For the year beginning January 1, 2024, the Company had a stockholders’ deficit balance of $76,960. With the issuance of 100,000 restricted common stock shares for services rendered, a value of $58,000, the issuance of 30,018 restricted common stock shares at a value of $17,410, and the net loss of $95,656 for the three months ended March 31, 2024, the ending balance is a deficit of $97,206 as of March 31, 2024.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – INCOME TAXES

At March 31, 2025, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $1,616,078 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The Internal Revenue Code may limit the future use of its existing net operating losses.

All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the three months ended March 31, 2025, the Company has increased the valuation allowance by $21,394 from $317,982 to $339,376. We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  Tax position that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of March 31, 2025 and December 31, 2024

	2025	%	2024
Deferred tax assets:
NOL Carryover	$339,376		$270,061
Temporary Differences
Impairment of Intangible Asset	$-		$41,621
Bad debt Expense	-		6,300
Sub Total	339,376		317,982
Valuation Allowance	(339,376)		(317,982)
Net Deferred Tax Asset	$-		$-
	$(21,394)		$(143,942)

Book Loss	$(330,072)	100%	$(246,002)
Permanent Difference:
Loss on Conversion of Shares	-	0%	89,460
Loss on exercise of warrants	-	0%	12,600
Change in valuation	-	0%	143,942
	$(330,072)	100%	$(0)

Book Loss	$(330,072)		$(1,171,439)

NOTE 10 – SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2025, through the date of this filing of these unaudited condensed financial statements and has determined that the following are material subsequent events.

On April 1, 2025, BrooQLy Inc., a Nevada corporation (the “Company”), entered into two asset purchase agreements with Alpine 4 Holdings, Inc, a Delaware corporation (”Alpine 4”), and certain of Alpine 4’s subsidiaries.

Vayu US and Impossible Aerospace

The Company entered into an Asset Purchase Agreement (the “Vayu APA”) with Vayu (US) Inc. (“Vayu”) and Impossible Aerospace Corporation (“IAC,” and together with Vayu, the “Sellers”), and Alpine 4 as parent of the Sellers.

Pursuant to the Vayu APA, the Sellers agreed to sell and the Company agreed to purchase certain assets of the Sellers, comprising certain intellectual property, equipment, inventory, contracts, and goodwill related to the business of the Sellers (collectively, the “Vayu Assets”). The Vayu APA also listed certain assets that were excluded from the purchase, and certain liabilities for which the Company would not be responsible. The specific Vayu Assets purchased and sold are listed in Exhibit A to the Vayu APA.

The purchase price paid by the Company for the Vayu Assets included the assumption by the Company of $387,598 in liabilities as listed in the Vayu APA, and the payment of $2,974,167 in the form of a Convertible Note (the “Vayu Note”). Pursuant to the Vayu APA, the Vayu Note was issued directly to Alpine 4, and the Sellers assigned all rights to receipt of any consideration pursuant to the Note to Alpine 4.

Vayu Note

Pursuant to the Vayu APA, the Company issued the Vayu Note, in the principal amount of $2,974,167. Under the terms of the Vayu Note, when the Company files an amendment to its Articles of Incorporation to create a Class B Common Stock, the Vayu Note will convert automatically into shares of the Company’s Class B Common Stock, at a conversion price of $0.95 per share. The Vayu Note also provides that the shares of Class B Common Stock may be converted into shares of the Company’s Common Stock at a 1:1 ratio, at a rate of 20% per year, beginning 12 months after issuance. Pursuant to the Vayu Note, the Company also has the right to repurchase unconverted shares of Class B Common Stock at a price rising from 100% of the face value ($0.95 per share) to 140% of the face value over the five years following the issuance of the Class B Common Stock by the Company.

Global Autonomous Corporation

The Company also entered into an Asset Purchase Agreement (the “GAC APA”) with Global Autonomous Corporation (“GAC”), and Alpine 4 as the owner of 71.43% of GAC. (The additional shareholders of GAC were included as third party beneficiaries under the GAC APA.)

Pursuant to the GAC APA, the Sellers agreed to sell and the Company agreed to purchase certain assets of GAC, comprising certain equipment, software, inventory, contracts, and goodwill related to the business of GAC (collectively, the “GAC Assets”). The GAC APA also listed certain assets that were excluded from the purchase. The specific GAC Assets purchased and sold are listed in Exhibit A to the GAC APA.

The purchase price paid by the Company for the GAC Assets was $11,631,754 in the form of a Convertible Note (the “GAC Note”). Pursuant to the GAC APA, the GAC Note was issued directly to Alpine 4 and the minority shareholders of GAC, and the Sellers assigned all rights to receipt of any consideration pursuant to the Note to Alpine 4 and the minority shareholders.

GAC Note

Pursuant to the GAC APA, the Company issued the GAC Note, in the principal amount of $11,631,754. Under the terms of the GAC Note, when the Company files an amendment to its Articles of Incorporation to create a Class B Common Stock, the GAC Note will convert automatically into shares of the Company’s Class B Common Stock, at a conversion price of $0.95 per share. The GAC Note also provides that the shares of Class B Common Stock may be converted into shares of the Company’s Common Stock at a 1:1 ratio, at a rate of 20% per year, beginning 12 months after issuance. Pursuant to the GAC Note, the Company also has the right to repurchase unconverted shares of Class B Common Stock at a price rising from 100% of the face value ($0.95 per share) to 140% of the face value over the five years following the issuance of the Class B Common Stock by the Company.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

brooqLy, Inc. is referred to as “we”, “our”, or “us”.

Going Concern

As of March 31, 2025, we had a working capital deficit of approximately $405,140. While this presents a challenge, the Company has taken meaningful steps to address its liquidity position. Aerospace Capital Partners, one of our largest shareholders, has already contributed financial support, and we are actively working with our investment bank, AGP, and other strategic advisors to raise additional capital to support our ongoing operations and growth initiatives. We anticipate that revenues from commercial sales will begin to offset operating costs over the next 12 months as we scale production and execution of customer contracts. While we may continue to experience short-term operating losses, the Company remains focused on executing its business strategy and believes it is positioned to significantly improve its financial position through increased sales and targeted capital raises.

Our ability to continue as a going concern is dependent upon successful execution of our revenue plan and access to additional capital. The Company is optimistic about its progress and opportunities, and is continuing its Plan of Operations, which includes:

•	Ongoing upgrades to its US-1 MKII UAV are generating interest from end users in the USA.

•	Expanding international commercial opportunities in Dubai, Belgium and Greece are also starting to emerge.

While uncertainties remain, we believe the actions currently underway combined with continued support from key stakeholders provide a viable path forward. The condensed financial statements do not reflect any adjustments that might be necessary if the Company is ultimately unable to execute on its plans; however, management is confident in its ability to navigate the current environment and build long-term shareholder value.

Results of Operations

The following information should be read in conjunction with the condensed financial statements and notes appearing elsewhere in this Report. We have generated minimal revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin our planned UAV sales and operations.

For the Three months Ended March 31, 2025 and 2024

Revenues

For the three months ended March 31, 2025 and March 31, 2024, we generated $0 and $29 in revenue, respectively.

Operating Expenses

Our operating expenses totaled $328,317 and $63,935 for the three months ended March 31, 2025, and March 31, 2024, respectively. The $237,411 increase in operating expenses is primarily attributable to the increase in professional fees.

Other Income and Expenses

We had interest expense of $165,535 and $4,750 for the three months ended March 31, 2025, and March 31, 2024, respectively.  The interest expense is directly attributable to the two Convertible Notes that resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes that was then amortized to interest expense.

Net Loss

For the three months ended March 31, 2025, we recognized a net loss from operations of $493,852, attributable to $328,317 in operating expenses and $165,535 in interest expense. For comparison, in the same period in 2024, we incurred a net loss of $95,656, stemming from $90,935 in operating expenses and $4,750 in interest expense.

The increase in operating expenses reflects the Company’s investment in scaling its operations and preparing for future growth. Notably, a portion of these expenses were hard costs directly associated with the planned acquisition and integration of aerospace assets transactions that successfully closed on April 1, 2025. These investments included legal, due diligence, and advisory fees that were essential to closing the deals and positioning the Company for revenue generation across its UAV manufacturing and autonomous logistics divisions.

Additionally, we anticipate approximately $185,000 in legal and audit-related costs over the next twelve months, tied to our ongoing obligations as a reporting company, our planned S-1 filing, and our intent to pursue a listing on the NYSE later this year.

While we expect to continue operating at a net loss in the near term, management believes these strategic investments will support long-term growth, and that commercial activity from acquired assets will begin offsetting operating costs over the coming quarters.

Liquidity and Capital Resources

Since inception, we have generated modest revenues while funding operations primarily through support from affiliates, shareholders, and related parties. Notably, Aerospace Capital Partners, one of our largest shareholders, has already contributed financial resources to help support the Company during this period of growth. In addition, we have engaged an investment bank, AGP, to assist in raising additional capital to accelerate our business plan and ensure sufficient liquidity.

As of March 31, 2025, we had a working capital deficit of $405,140. However, the Company is actively pursuing financing opportunities and anticipates revenue growth from sales that are expected to begin offsetting operating expenses within the next twelve months.

Although we may require additional equity or debt financing in the short term, management believes the Company is well-positioned to execute on its strategic objectives with the support of existing investors and engaged advisors. While any future financing may involve dilution or debt obligations, we are focused on securing capital on terms that preserve long-term shareholder value and support our path to profitability.

Net Cash Used in Operating Activities.

Net cash flow used in operating activities was $562,554 for the three months ended March 31, 2025, compared to cash flow of $20,990 used in operating activities during the three months ended March 31, 2024.  The increase is mainly due from convertible loans. Our primary uses of funds in operations were payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the three months ended March 31, 2025, and March 31, 2024, our net cash used from investment activities was $0 and $58,000, respectively.

Net Cash Provided by Financing Activities.

As of March 31, 2025, net cash provided by financing activities was $562,535 received from two Convertible Notes.  As of March 31, 2024, net cash provided by financing activities was $80,000 received from two Promissory Notes.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at March 31, 2025 was $516,024, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable, and notes payable.

At March 31, 2025, we had $110,883 of current assets and our working capital deficit was $405,140.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2025, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors; however, our Form 10-K for our fiscal year ending December 31, 2024, contains various risk factors at the following link:

https://www.sec.gov/ix?doc=/Archives/edgar/data/1854526/000147793222001710/brooqly_10k.htm

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

For the three months ended March 31, 2025, there were no issued shares of common stock pursuant to Rule 506(b) of Regulation S of the Securities Act of 1933, as amended.

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

BROOQLY, INC.

Date: May 19, 2025	By:	/s/ Kent B. Wilson
Chief Executive Officer
Principal Executive Officer Chief Executive Officer

By:	/s/ Kent B. Wilson
Chief Financial Officer
Interim: Chief Financial Officer Principle Financial Officer

