Form 10-Q
period 2025-06-30
BrooQLy Inc.
filed 2025-08-14
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-56399

Commission File Number

BrooQLy Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-2265420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3753 Plaza Drive

Ann Arbor, Michigan 48108

(Address of principal executive offices)

(734) 773-3776

(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

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

As of August 14, 2025, the Company had 25,615,000 common shares outstanding and 11,876,557 Class B common shares outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BROOQLY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2025	December 31, 2024
Current Assets		Audited
Cash	$16,867	$33
Prepaid expenses	204	204
Total Current Assets	17,071	237

Long-term Assets
Right of use lease asset	83,049	-
Fixed assets, net	61,200	-
Intangible assets, net	2,103,146	-
Goodwill	12,734,680	-
Deferred offering costs	990,614	-
Total Non-current Assets	15,972,689	-

Total Assets	$15,989,760	$237

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$388,330	$189,291
Convertible notes, net of unamortized discount	-	55,000
Interest payable	-	14,004
Lease liability, current portion	83,049	-
Due to related party	104,503	29,931
Total Current Liabilities	575,882	288,226

Stockholders’ Equity (Deficit)
Series A Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 24,805,000 and -0- common shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,480	-
Series C Preferred Stock, par value $0.0001; 329,289 shares authorized; 329,288 and -0- common shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	33	-
Series D Preferred Stock, par value $0.0001; 115,502 shares authorized; 115,502 and -0- common shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	12	-
Class A Common Stock, par value $0.0001; 325,000,000 shares authorized; 25,615,000 and 25,615,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,562	2,562
Class B Common Stock, par value $0.0001; 50,000,000 shares authorized; 11,876,557 and -0- shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,188	-
Contingent equity consideration payable	3,323,192	-
Additional paid in capital	15,384,226	1,709,645
Accumulated deficit	(3,299,815)	(2,000,196)
Total Stockholders’ Equity (Deficit)	15,413,878	(287,989)

Total Liabilities and Stockholders’ Equity (Deficit)	$15,989,760	$237

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

BROOQLY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$-	$152	$-	$181
Total Revenue	-	152	-	181

Operating expenses
Professional fees	233,405	25,415	506,373	36,780
Salaries	-	-	-	54,000
Depreciation and Amortization	94,494	27,000	94,494	-
Other general and administrative costs	150,247	22,399	205,596	74,968

	478,146	74,814	806,463	165,748

Loss from operations	(478,146)	(74,662)	(806,463)	(165,567)

Other income	300	-	300	-
Interest Expense	(327,921)	(145,654)	(493,456)	(150,404)
Loss on conversion of Shares	-	(376,000)	-	(376,000)
Other expense net	(327,621)	(521,654)	(493,156)	(526,404)

Net loss before income tax	$(805,767)	$(596,316)	$(1,299,619)	$(691,971)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(805,767)	$(596,316)	$(1,299,619)	$(691,971)

Net Loss Per Common Stock - basic and
fully diluted	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Weighted-average number of shares of common
stock outstanding - basic and fully diluted	30,716,783	25,167,198	28,179,985	24,758,790

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

BROOQLY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(1,299,619)	$(691,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	16,600	-
Amortization	77,894	26,340
Amortization of debt discount	491,700	-
Stock-based compensation expense	70,051	75,410
Shares issued for loan and interest	-	224,000
Loss on conversion of convertible note to Common Stock	-	376,000
Changes in assets and liabilities
Right of use lease asset	13,298	-
Accounts payable	(188,560)	9,770
Payroll payable	-	54,000
Accrued interest	(14,004)	6,404
Lease liability	(13,298)	-
Due to related party	74,572	518
Net cash provided by (used in) operating activities	$(771,366)	$80,471

Cash Flows from Investing Activities
Acquisition of software	-	(90,440)
Net cash used in investing activities	$-	$(90,440)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	843,200	-
Proceeds from issuance of promissory notes	-	10,000
Repayment of promissory notes	(55,000)	-
Net cash provided by financing activities	$788,200	$10,000

Net Increase in Cash	16,834	31

Net Change in Cash
Cash at beginning of period	33	2
Cash at end of period	$16,867	$33

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,004	$-
Cash paid during the period for income tax	$-	$-
Schedule of non-cash investing and financing activities:
Conversion of contingent equity consideration payable to equity	$11,281,541	$-
Conversion of convertible debt to equity	$840,675	$-
Recognition of operating lease: right of use asset and lease liability	$96,347	$-
Fair value of warrants issued as deferred offering cost	$990,614	$-
Fair value of convertible debt beneficial conversion feature allocated to proceeds of debt	$491,700	-
Contingent equity consideration payable from acquisition	$3,323,192	-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

BROOQLY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

											Contingent
	Series A		Series C		Series D						Equity	Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Class A Common Stock		Class B Common Stock		Consideration	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
	#	$	#	$	#	$	#	$	#	$	$	$	$	$
Balance, January 1, 2025	-	-	-	-	-	-	25,615,000	2,562	-	-	-	1,709,645	(2,000,196)	(287,989)
Beneficial conversion feature of note discount	-	-	-	-	-	-	-	-	-	-	-	376,700	-	376,700
Net Loss	-	-	-	-	-	-	-	-	-	-	-		(493,852)	(493,852)
Balance, March 31, 2025	-	-	-	-	-	-	25,615,000	2,562	-	-	-	2,086,345	(2,494,048)	(405,141)
Beneficial conversion feature of note discount	-	-	-	-	-	-	-	-	-	-	-	115,000	-	115,000
Shares issued for debt conversion	24,805,000	2,480	329,288	33	115,602	12	-	-	11,876,557	1,188	-	12,122,215	-	12,125,928
Employee stock compensation	-	-	-	-	-	-	-	-	-	-	-	70,051	-	70,051
Class B Common Stock issuable for earned Contingent Equity Consideration	-	-	-	-	-	-	-	-	-	-	3,323,192	-	-	3,323,192
Fair value of warrants issued as deferred offering cost	-	-	-	-	-	-	-	-	-	-	-	990,614	-	990,614
Net Loss	-	-	-	-	-	-	-	-	-	-	-		(805,767)	(805,767)
Balance, June 30, 2025	24,805,000	2,480	329,288	33	115,602	12	25,615,000	2,562	11,876,557	1,188	3,323,192	15,384,226	(3,299,815)	15,413,878

					Contingent
					Equity	Additional		Total
	Class A Common Stock		Class B Common Stock		Consideration	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
	#	$	#	$	$	$	$	$
Balance, January 1, 2024	24,234,982	2,424	24,234,982	2,424	-	749,373	(828,757)	24,160,446
Shares issued for cash	-	-	-	-	-	-	-	-
Shares issued for services	100,000	10	100,000	10	-	57,990	-	158,010
Gifted Shares	30,018	3	30,018	3	-	17,407	-	47,431
Net Loss	-	-	-	-	-	-	(95,656)	(95,656)
Balance, March 31, 2024	24,365,000	2,437	24,365,000	2,437	-	824,770	(924,412)	24,270,232

Shares issued for Interest	200,000	20	200,000	20	-	119,980	-	120,000
Shares issued for Loan	800,000	80	800,000	80	-	479,920	-	480,000
Net Loss	-	-	-	-	-	-	(596,316)	(596,316)
Balance, June 30, 2024	25,365,000	2,537	25,365,000	2,537	-	1,424,670	(1,520,728)	(93,521)

The accompanying notes are an integral part of these condensed  consolidated unaudited financial statements.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

BrooQLy Inc. (the “Company”) was incorporated in Nevada on February 19, 2021, as “MyTreat, Inc.” On May 12, 2021, the Company changed its name to BrooQLy Inc. in Nevada pursuant to an amendment to its Articles of Incorporation. Since February 25, 2025, the Company has been doing business as Dynamic Aerospace Systems (“DAS”).

On April 1, 2025, the Company completed the acquisitions of certain assets of (i) Vayu (US) Inc. (“Vayu”), a developer of high-performance vertical take-off and landing (“VTOL”) unmanned aerial vehicles (“UAVs”), (ii) Impossible Aerospace Corporation (“IAC”) a developer of UAVs prioritizing battery life over traditional propulsion systems, and (iii) Global Autonomous Corporation (“GAC” and, together with Vayu and IAC, the “Acquired Entities”), a developer of autonomous delivery solutions licensed to provide an Autonomous Mesh Fulfillment Network in Dubai.  See Note 4, Business Combinations, for further discussion of the asset acquisitions.

Following the asset acquisitions, the Company operates in two business segments: DAS and Dynamic Deliveries.

DAS is based in Ann Arbor, Michigan, and is an original equipment manufacturer (“OEM”) of UAVs. DAS seeks to help pioneer the future of unmanned flight, logistics, and public safety through advanced UAV platforms, intelligent delivery networks, and globally compliant flight systems. Built on a foundation of proprietary technology and mission-specific engineering, DAS manufactures versatile, long-endurance UAVs tailored for real-world applications in both commercial and governmental sectors.

Dynamic Deliveries is a division focused on building autonomous mesh logistics networks. A mesh logistics network is a decentralized approach to managing the flow of goods, where each node (e.g., a warehouse, distribution center, or delivery vehicle) is directly connected to multiple other nodes, forming a network that allows for flexible and efficient routing of shipments.  These systems have numerous advantages, including decentralization. with no single central point of failure; direct connections, where different notes are connected to several other nodes; and dynamic routing, allowing the network to adapt to changing conditions by finding the most efficient route for each shipment.  Through Dynamic Deliveries, DAS uses its proprietary autonomous mesh fulfillment network to leverage DAS’s long-range UAVs to enable high-frequency, last-mile delivery through a geofenced network of takeoff and recovery nodes. The DAS system is purpose-built for use in urban and semi-rural environments, allowing for the automated delivery of goods, medicine, and supplies at scale particularly where road-based logistics are constrained or inefficient.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements in the Company’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025. The balance sheet as of December 31, 2024, was derived from the Company’s audited 2024 financial statements contained in the above referenced 2024 Annual Report.

The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted a December 31 fiscal year end.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The fixed assets are depreciated between 3-5 years.

Intangible Assets

Intangible assets are measured at cost less accumulated amortization and impairment losses, if any. They are amortized on a straight-line basis over their estimated useful lives. The Company is amortizing their software application over the useful life of 7 years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible that is subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The company has three types of revenues; a) fees charged to shops for registering with the company’s app, b) treats sent from receiving and/or sending consumers, and c) advertising from other company brands on the app.

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

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The measurement and recognition of stock - based compensation expense is based on estimated fair values for all share-based awards made to employees and directors, including stock options and for non-employee equity transactions as per ASC 718 rules.

For transactions in which the Company obtains certain services of employees, directors, and consultants in exchange for an award of equity instruments, the Company measures the cost of the services based on the grant date fair value of the award. The Company recognizes the cost over the vesting period.

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of June 30, 2025 and December 31, 2024, potentially dilutive securities were comprised of (i) 2,505,104 and -0- unvested restricted stock units (“RSUs”), respectively, and (ii) 2,000,000 and 2,000,000 stock warrants, respectively.

Segment Reporting

The Company uses the “management approach” under ASC 280, “Segment Reporting,” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has two operating segments: Dynamic Aerospace Systems (developer and OEM for UAVs) and Dynamic Deliveries (operator of autonomous mesh logistics networks).

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

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. For the six months ended June 30, 2025, the Company generated no revenue and reported a net loss from operations of $1,299,619. As of that date, the Company had a working capital deficit of $558,811 and does not currently have sufficient liquidity to fund its operations for the next twelve months without securing additional capital.

While the Company closed on the acquisition of certain aerospace assets on April 1, 2025, transactions that are expected to contribute to future revenues, there is no assurance that these assets will generate sufficient income in the near term to offset operating expenses. In addition, although the Company has received financial support from its largest shareholder, Aerospace Capital Partners, LLC (“ACP”) and is working with its investment bank to raise capital, there can be no guarantee that such efforts will result in adequate funding on acceptable terms, or at all.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN (CONTINUED)

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

NOTE 4 – BUSINESS COMBINATIONS

On April 1, 2025 the Company entered into two asset purchase agreements with Alpine 4 Holdings, Inc., and certain of Alpine 4’s subsidiaries (“Alpine4”).

The Vayu APA

On April 1, 2025 the Company entered into an Asset Purchase Agreement (the “Vayu APA”) with Vayu, IAC and Alpine4 (the “Vayu Sellers”). Pursuant to the Vayu APA, the Vayu Sellers agreed to sell, and the Company agreed to purchase, certain assets of Vayu, comprising certain intellectual property, equipment, contracts, and goodwill related to the business of Vayu and IAC (the “Vayu Assets”). The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

The purchase price paid by the Company for the Vayu Assets included the payment of $2,974,167 in the form of a Convertible Note (the “Vayu Note”). The Vayu Note had no stated interest rate or maturity date.  Under the terms of the Vayu Note, when the Company filed an amendment to its Articles of Incorporation to create a Class B Common Stock, the Vayu Note would automatically convert into shares of the Company's Class B Common Stock, at a fixed conversion price of $0.95 per share, which was the closing price on the transaction date of April 1, 2025, or an equivalent of 3,130,702 shares of Class B Common Stock.  On May 14, 2025, the Company filed a certificate of amendment with the Nevada Secretary of State to amend the Company’s Articles of Incorporation and to create a series of Class B Common Stock, $0.0001 par value per share (the “Class B Common Stock”) and the Vayu Note automatically converted into 3,130,702 shares of Class B Common Stock. The fair value of the consideration paid was deemed to be $2,974,167.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Property and equipment	$77,799
Intellectual property	1,389,678
Accounts payable	(387,598)

Fair value of identifiable assets acquired and liabilities assumed	$1,079,879

The fair value of intellectual property of $1,389,678 was estimated by applying the relief from royalty method of the income approach. Under this approach, the value of the intellectual property is calculated as the present value of the after-tax royalty savings generated over the life of the intellectual property. Cash flows were estimated based on EBITDA using forecasted revenue and costs. The measure is based on significant inputs that are not observable in the market (i.e. Level 3 inputs). Key assumptions include (i) a weighted average cost of capital of 23.49% (ii) pre-tax royalty rate of 6.0%, (iii) income tax rate of 27.9%, and (iv) a benefit stream using EBITDA cash flow.

Goodwill of $1,984,288 arose from the acquisition, reflecting the excess fair value of the consideration paid over the fair value of identifiable assets acquired and liabilities assumed and is not expected to be deductible for income tax purposes.

As of the reporting date, the Company has not yet finalized the allocation of the purchase price to the assets acquired and liabilities assumed. The preliminary purchase price allocation is based on information currently available and is subject to revision as additional information becomes available. In accordance with ASC 805-10-25-13, the Company has up to one year from the acquisition date to finalize the accounting for the business combination. The areas of the purchase price allocation that are not yet finalized include, but are not limited to, the valuation of certain tangible and intangible assets and residual goodwill.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS COMBINATIONS (CONTINUED)

The GAC APA

Also on April 1, 2025, the Company entered into an Asset Purchase Agreement (the “GAC APA”) with GAC and Alpine4 as the owner of 71.43% of GAC (the “GAC Sellers”).  Pursuant to the GAC APA, the GAC Sellers agreed to sell, and the Company agreed to purchase, certain assets of GAC, comprising certain intellectual property and goodwill related to the business of GAC (the “GAC Assets”). The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805.

The purchase price paid by the Company for the GAC Assets included the payment of $11,631,754 in the form of a Convertible Note (the “GAC Note”). The GAC Note had no stated interest rate or maturity date. Under the terms of the GAC Note, when the Company filed an amendment to its Articles of Incorporation to create a Class B Common Stock, the GAC Note would automatically convert into shares of the Company's Class B Common Stock, at a fixed conversion price of $0.95 per share, which was the closing price on the transaction date of April 1, 2025, or an equivalent of 12,243,952 shares of Class B Common Stock.  On May 14, 2025, the Company filed a certificate of amendment with the Nevada Secretary of State to amend the Company’s Articles of Incorporation and to create the Class B Common Stock and the GAC Note automatically converted into 12,243,952 shares of Class B Common Stock. The fair value of the consideration paid was deemed to be $11,631,754.

The estimated fair values of the intellectual property asset acquired at the acquisition date was $791,362.  The fair value of intellectual property was estimated by applying the relief from royalty method of the income approach. Under this approach, the value of the intellectual property is calculated as the present value of the after-tax royalty savings generated over the life of the intellectual property. Cash flows were estimated based on EBITDA using forecasted revenue and costs. The measure is based on significant inputs that are not observable in the market (i.e. Level 3 inputs). Key assumptions include (i) a weighted average cost of capital of 47.24% (ii) pre-tax royalty rate of 4.0%, (iii) income tax rate of 27.9%, and (iv) a benefit stream using EBITDA cash flow.

Goodwill of $10,840,392 arose from the acquisition, reflecting the excess fair value of the consideration paid over the fair value of identifiable assets acquired and liabilities assumed and is not expected to be deductible for income tax purposes.

As of the reporting date, the Company has not yet finalized the allocation of the purchase price to the assets acquired and liabilities assumed. The preliminary purchase price allocation is based on information currently available and is subject to revision as additional information becomes available. In accordance with ASC 805-10-25-13, the Company has up to one year from the acquisition date to finalize the accounting for the business combination. The areas of the purchase price allocation that are not yet finalized include, but are not limited to, the valuation of certain tangible and intangible assets and residual goodwill.

Pro Forma Financial Information

The following table represents the pro forma consolidated revenue and net loss as if Vayu and GAC had been included in the consolidated results of the Company for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Revenue	$-	$181
Net loss	$(1,683,115)	$(2,251,030)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Vayu and GAC to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2025 and 2024, respectively.

NOTE 5 – LEASES

Effective in May 1, 2025, the Company entered into a lease agreement for its Vayu office and warehouse space expiring in April 2026.  In connection with the lease extension, the Company recognized an ROU lease asset and lease liability each in the amount of $96,347. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 44.24%.  As of June 30, 2025, the remaining lease term was 0.8 years. The Company did not elect the short-term lease exemption under ASC Topic 842.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LEASES (CONTINUED)

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Lease assets	$83,049	$-

Lease liabilities
Lease liabilities (short term)	$83,049	$-
Lease liabilities (long term)	-	-
Total lease liabilities	$83,049	$-

Lease expense was $20,160 and $-0-, during the three months ended June 30, 2025 and 2024, respectively, and $20,160 and $-0- during the six months ended June 30, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of June 30, 2025:

2025	$60,480
2026	40,320
Total lease payments	100,800
Less interest	(17,751)
Present value of lease liabilities	$83,049

NOTE 6 – FIXED ASSETS

Property and equipment as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

Production equipment	$32,020	$-
Office equipment	21,070
Vehicle	24,710	-

Total property and equipment	77,800	-
Less: accumulated depreciation	(16,600)	-

Property and equipment, net	$61,200	$-

Depreciation expense was $16,600 and $-0-, during the three months ended June 30, 2025 and 2024, respectively, and $16,600 and $-0- during the six months ended June 30, 2025 and 2024, respectively.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

Identifiable intangible assets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

Vayu intellectual property	$1,389,678	$-
GAC intellectual property	791,362	-

Total property and equipment	2,181,040	-
Less: accumulated amortization	(77,894)	-

Intangible assets, net	$2,103,146	$-

Intangible assets arose from the acquisitions of Vayu and GAC in April 2025. The Vayu and GAC intellectual property are being amortized over an estimated seven-year useful life. Amortization expense was $77,894 and $-0-, during the three months ended June 30, 2025 and 2024, respectively, and $77,894 and $-0- during the six months ended June 30, 2025 and 2024, respectively.

Future amortization expense of intangible assets is expected to be as follows:

2025 (July to December)	$155,789
2026	311,577
2027	311,577
2028	311,577
2029	311,577
Thereafter	701,049

Total future amortization expense	$2,103,146

Between 2021 and 2023, the Company developed and expanded its online software platform for its former business for a total cost of $309,968.  The intangible asset was fully impaired as of December 31, 2024.  Amortization of the impaired asset was $-0- and $14,855 during the three months ended June 30, 2025 and 2024, respectively, and $-0- and $28,277 during the six months ended June 30, 2025 and 2024, respectively

NOTE 8 – GOODWILL

Goodwill as of June 30, 2025 and December 31, 2024 was as follows:

	June 30,	December 31,
	2025	2024

Vayu goodwill	$1,894,288	$-
GAC goodwill	10,840,392	-

Total goodwill	$12,734,680	$-

Goodwill arose as a result of the excess of consideration transferred over the fair value of the net identifiable assets acquired in the acquisitions of Vayu and GAC. As of the reporting date, the Company has not yet finalized the allocation of the Vayu and GAC purchase prices to the assets acquired and liabilities assumed. The preliminary purchase price allocation is based on information currently available and is subject to revision as additional information becomes available. The Company has up to one year from the acquisition date to finalize the accounting for the business combination.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has related party transactions with two of the executive officers, who have contributed paid expenses on behalf of the Company. As of June 30, 2025 and December 31, 2024, the Company had due to related party an amount of $60,523 and $-0-, respectively, to the Company’s CEO, Kent Wilson, and $43,980 and $-0-, respectively, to the Company’s COO, Jeffrey Hail.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

The Company had related party transactions with its former three executive officers who contributed from time to time to facilitate cash flow. As of June 30, 2025 and December 31, 2024, the Company had due to related party an amount of $-0- and $2,797, respectively, to the Company’s former CEO, Panagiotis N. Lazaretos, $-0- and $3,395, respectively, to the Company’s former Chief Financial Officer, Helen V. Maridakis, and $-0- and $12,209, respectively, to the Company’s former Chief Operating Officer, Nikolaos Ioannou,

NOTE 10 – NOTE PAYABLE AND PROMISSORY NOTES

On February 25, 2025, the Company issued to Aerospace Capital Partners, LLC (“ACP”) a Convertible Promissory Note in the original principal amount of $358,200. The note would convert automatically into shares of the Company’s common stock or a series of preferred stock upon the occurrence of all of the following: (1) the acquisition of the controlling interest in the Company by ACP, which happened pursuant to the SPA; (2) the effectiveness of an amendment to the Company’s Articles of Incorporation to authorize the Company to issue preferred stock, which occurred on June 20, 2025; and (3) the filing of a Certificate of Designation of Rights and Preferences of a series of preferred stock of the Company, which occurred on June 20, 2025. The conversion price of the Note was $0.015 per share of either common stock or preferred stock. At inception, the fair market value of the stock to be issued to settle the fixed conversion price was greater than the stated price on the convertible note and resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes of $358,200 with a corresponding increase to additional paid in capital that was then amortized to interest expense over the 79 day period until maturity.  Amortization of debt discount was $199,504 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $358,200 and $-0- in the six months ended June 30, 2025 and 2024, respectively.  On June 20, 2025, all of the requirements for conversion were met and the note automatically converted into 23,880,000 shares of the Company’s Series A Preferred Stock upon the creation of such class of shares by the Company.

On March 7, 2025, the Company entered into a second Convertible Promissory Note with ACP in the amount of $370,000 with a maturity date of June 5, 2025, ninety days from issuance.  The principal does not accrue interest, and the amount of the note was automatically convertible into equity of the Company on the maturity date at a conversion price of $0.40 per share. At the Company’s sole discretion, the principal may convert into either: (a) shares of the Company’s Series C Preferred Stock; or (b) shares of the Company’s common stock. The fair market value of the stock to be issued to settle the fixed conversion price was equal to the stated price on the convertible note but after applying a Black Scholes calculation that resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes of $18,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense over the ninety-one day period until maturity. Amortization of debt discount was $13,418 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $18,500 and $-0- in the six months ended June 30, 2025 and 2024, respectively.  On June 20, 2025, the note was converted into 925,000 shares of the Company’s Series A Preferred Stock upon the creation of such class of shares by the Company.

On April 7, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $10,000.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series D Preferred Stock at a conversion price of $0.38 per share upon creation of such series of shares.  At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $10,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion.  Amortization of debt discount was $10,000 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $10,000 and $-0- in the six months ended June 30, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 26,316 shares of the Company’s Series D Preferred Stock upon the creation of such class of shares by the Company.

On May 1, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $20,000.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.19 per share upon creation of such series of shares.  At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $20,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion.  Amortization of debt discount was $20,000 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $20,000 and $-0- in the six months ended June 30, 2025 and 2024, respectively.  On June 20, 2025, the note automatically converted into 105,263 shares of the Company’s Series C Preferred Stock upon the creation of such class of shares by the Company.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTE PAYABLE AND PROMISSORY NOTES (CONTINUED)

On May 20, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $37,500.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.21 per share upon creation of such series of shares.  At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $37,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion.  Amortization of debt discount was $37,500 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $37,500 and $-0- in the six months ended June 30, 2025 and 2024, respectively.  On June 20, 2025, the note automatically converted into 178,571 shares of the Company’s Series C Preferred Stock upon the creation of such class of shares by the Company.

On May 25, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $37,500.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series D Preferred Stock at a conversion price of $0.42 per share upon creation of such series of shares.  At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $37,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion.  Amortization of debt discount was $37,500 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $37,500 and $-0- in the six months ended June 30, 2025 and 2024, respectively.  On June 20, 2025, the note automatically converted into 89,286 shares of the Company’s Series D Preferred Stock upon the creation of such class of shares by the Company.

On June 2, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $5,000.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.22 per share upon creation of such series of shares.  At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $5,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion.  Amortization of debt discount was $5,000 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $5,000 and $-0- in the six months ended June 30, 2025 and 2024, respectively.  On June 20, 2025, the note automatically converted into 22,727 shares of the Company’s Series C Preferred Stock upon the creation of such class of shares by the Company.

On June 2, 2025, the Company entered into a second Convertible Note with a third-party investor in the amount of $5,000.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.22 per share upon creation of such series of shares.  At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $5,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion.  Amortization of debt discount was $5,000 and $-0- in the three months ended June 30, 2025 and 2024, respectively, and $5,000 and $-0- in the six months ended June 30, 2025 and 2024, respectively.  On June 20, 2025, the note automatically converted into 22,727 shares of the Company’s Series C Preferred Stock upon the creation of such class of shares by the Company.

As of December 31, 2024, the Company had two outstanding Promissory Notes; one to Eltino, Ltd in the amount of $25,000 and one to Bridusa-Dominca Kamara in the amount of $30,000, which also included accrued interest of $14,000. Both Promissory Notes and the associated interest were paid on February 25, 2025.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Structure

On May 14, 2025, the Company filed with the Secretary of State of Nevada a Certificate of Amendment to the Company’s Articles of Incorporation to increase the authorized capital of the Company to an aggregate of 600,000,000 shares, consisting of 325,000,000 shares of Common Stock, $0.0001 par value per share (the “Common Stock”); 50,000,000 shares of Class B Common Stock, $0.0001 par value per share; and 225,000,000 shares of Preferred Stock, par value $0.0001 per share.

On June 20, 2025, the Company approved the adoption of Certificates of Designation for the creation of four new series of preferred stock designated as the Series A Preferred Stock, $0.0001 par value per share; the Series B Convertible Preferred Stock, $0.0001 par value per share; the Series C Convertible Preferred Stock, $0.0001 par value per share; and the Series D Convertible Preferred Stock, $0.0001 par value per share.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The Series A Certificate of Designation designated 25,000,000 shares of Series A Preferred Stock with a stated value of $0.015 per share.  Each share of Series A Preferred Stock is convertible into three shares of the Company’s Common Stock at the discretion of the holder, has liquidation preference over other classes of stock at its stated value, and has 10 votes for each share of Series A Preferred Stock held by the holder.  At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series A Preferred Stock not converted by the Holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series A Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. As of June 30, 2025 and December 31, 2024, there were 2,805,000 and -0- shares of Series A Preferred Stock issued and outstanding, respectively.

The Series B Certificate of Designation designated 100 shares of Series B Preferred Stock with a stated value of $1.00 per share.  Each share of Series B Preferred Stock is convertible into one share of the Company’s Common Stock at such time as the holder ceases to be a director of the Company, has liquidation preference over other classes of stock at its stated value, and 200% of the total voting power of all holders of the Company’s common and preferred stock then outstanding.  No dividends accrue on the Series B Preferred Stock. No shares of Series B Preferred Stock were issued or outstanding as of June 30, 2025 or December 31, 2024.

The Series C Certificate of Designation designated 329,289 shares of Series C Preferred Stock with no stated value.  Each share of Series C Preferred Stock is convertible into 1.5 shares of the Company’s Common Stock at the discretion of the holder in six in monthly installments starting six months after issuance, has no liquidation preference, and has one vote for each share of Series C Preferred Stock held by the holder.  At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series C Preferred Stock not converted by the Holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series C Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. As of June 30, 2025 and December 31, 2024, there were 329,288 and -0- shares of Series C Preferred Stock issued and outstanding, respectively.

The Series D Certificate of Designation designated 115,502 shares of Series D Preferred Stock with no stated value.  Each share of Series D Preferred Stock is convertible into one share of the Company’s Common Stock at the discretion of the holder in six in monthly installments starting six months after issuance, has no liquidation preference, and has one vote for each share of Series D Preferred Stock held by the holder.  At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series D Preferred Stock not converted by the Holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series D Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. As of June 30, 2025 and December 31, 2024, there were 115,502 and -0- shares of Series D Preferred Stock issued and outstanding, respectively.

Warrants

On June 2, 2025, the Company issued to an investment banking firm as compensation for a proposed future offering a two-year warrant to purchase 1,600,000 shares of Company Common Stock in four separate tranches: 400,000 shares at $0.70 exercise price, 400,000 shares at $1.00 exercise price, 400,000 shares at $1.30 exercise price, and 400,000 shares at $1.60 exercise price. The fair value of the warrant of $990,614 was recorded as a deferred offering cost as of June 30, 2025.

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

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On April 10, 2025 the company entered into an operating lease agreement for its offices in Ann Arbor, Michigan.  The term of the lease is for one year from May 1, 2025 with a fixed rental amount of $120,960, payable in monthly installments. Maturities of operating lease liabilities were as follows as of June 30, 2025:

2025	$60,480
2026	40,320
Total lease payments	100,800
Less interest	(17,751)
Present value of lease liabilities	$83,049

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 13 – INCOME TAXES

At June 30, 2025, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2,180,523 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management and based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The Internal Revenue Code may limit the future use of its existing net operating losses.

All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the six months ended June 30, 2025, the Company has increased the valuation allowance by $169,663 from $317,982 to $487,645. The Company adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

Net deferred tax assets consist of the following components as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Deferred tax assets:
NOL Carryover	$457,910	$270,061
Temporary Differences
Stock based compensation	$14,711	$-
Amortization of intangible assets	$8,724	$-
Impairment of Intangible Asset	$-	$41,621
Bad debt Expense	$6,300	$6,300
Sub Total	$487,645	$317,982
Valuation Allowance	$(487,645)	$(317,982)
Net Deferred Tax Asset	$-	$-
Change in valuation allowance	$(169,663)

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT REPORTING

As of June 30, 2025, the Company operated in two business segments: Dynamic Aero Systems, a developer and OEM of UAVs, and Dynamic Deliveries, a developer of autonomous mesh logistics networks.  The Company also incurs shared corporate costs.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended June 30, 2025 was as follows:

	Three Months Ended June 30, 2025
	Dynamic Aerospace Systems	Dynamic Deliveries	Corporate and Other	Total
Revenue
Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	48,615	5,000	179,790	233,405
Depreciation and Amortization	66,231	28,263	-	94,494
Other general and administrative costs	121,502	-	28,745	150,247
Total Operating Expenses	236,348	33,263	208,535	478,146

Loss from operations	$(236,348)	$(33,263)	$(208,535)	$(478,146)

Segment information for the six months ended June 30, 2025 was as follows:

	Six Months Ended June 30, 2025
	Dynamic Aerospace Systems	Dynamic Deliveries	Corporate and Other	Total
Revenue
Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	48,615	5,000	452,758	506,373
Depreciation and Amortization	66,231	28,263	-	94,494
Other general and administrative costs	121,502	-	84,094	205,596
Total Operating Expenses	236,348	33,263	536,852	806,463

Loss from operations	$(236,348)	$(33,263)	$(536,852)	$(806,463)

Identifiable Assets
Identifiable assets as of June 30, 2025	$3,378,584	$11,603,491	$1,007,685	$15,989,760
Identifiable assets as of December 31, 2024	$-	$-	$237	$237

Segment information for the three and six months ended June 30, 2024 was the same as consolidated operations as the Company had not yet established the Dynamic Aero Systems and Dynamic Deliveries segments, which were initiated upon the acquisition of the Vayu Assets and GAC Assets on April 2, 2025. As such, the Company operated as one segment in the three and six months ended June 30, 2024.

BROOQLY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

The Company operates in two business segments: DAS and Dynamic Deliveries. The Company has analyzed its operations subsequent to June 30, 2025, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that the following are material subsequent events.

On July 3, 2025, the Company entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with Platinum Point Capital LLC (“Platinum”), pursuant to which Platinum agreed to purchase from the Company one or more convertible promissory notes, in an aggregate amount not to exceed $1,122,000. Pursuant to the Note Purchase Agreement, the Company issued to Platinum a convertible promissory note (the “Note”) in the principal amount of $495,000, for a purchase price of $450,000, reflecting an original issue discount of 10%. To secure the Company’s obligations under the Note, the Company and Platinum entered into a Security Agreement. The Company also issued to Platinum a four-year warrant to purchase up to an additional 330,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Company agreed to file a registration statement to register the resale of the shares underlying the Note and the Warrant on or before the ninetieth day following the execution of the Note Purchase Agreement.

Additionally, on July 31, 2025, the Company entered into an Equity Purchase Agreement (the “ELOC”) with Platinum pursuant to which Platinum committed to purchase up to $15,000,000 (the “Maximum Amount”) of the Company’s Common Stock (the “Financing”). In connection with the execution of the ELOC, the Company is obligated to issue 600,000 shares of the Company’s Common Stock to Platinum as a commitment fee (the “Commitment Shares”).

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

The following discussion and analysis of the financial condition and results of operations of BrooQLy Inc., doing business as Dynamic Aerospace Systems Corporation (“Dynamic Aerospace Systems” or the “Company”), should be read in conjunction with our financial statements and related notes as filed with the U.S. Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated due to various factors, including those described in our SEC filings. Unless otherwise stated, references to “we,” “us,” or “our” refer to BrooQLy Inc., doing business as Dynamic Aerospace Systems Corporation. For additional details on our operations, see our website at https://www.dynamicaerosystems.com.

BrooQLy Inc., doing business as Dynamic Aerospace Systems Corporation (OTC Markets: BRQL, “Dynamic Aerospace Systems,” the “Company,” “we,” “our” or “us”), is a leader in unmanned aerial vehicle (“UAV”) manufacturing and autonomous logistics, focusing on advanced vertical takeoff and landing (“VTOL”) drones and UAV technologies, such as the Company’s G1 VTOL and US-1 electric rotor copter. We serve government, defense, and commercial sectors, delivering solutions for logistics, surveillance, reconnaissance, and mission-critical operations across the United States, Gulf Coast nations, and NATO countries. Our mission is to optimize efficiency, reduce risk, and accelerate delivery through autonomous aerial solutions that enhance operational effectiveness and situational awareness.

In 2025, we adopted the trade name Dynamic Aerospace Systems to reflect our new strategic focus on autonomous aerospace technologies and to align with its expanded emphasis on UAV innovation and logistics. This rebranding coincided with significant corporate developments, including the acquisition of assets from Vayu (US) Inc., Impossible Aerospace Corporation, and Global Autonomous Corporation from Alpine4 Holdings, Inc. on April 1, 2025. These acquisitions strengthened our technological capabilities and market position in the UAV sector. Additionally, the appointment of a FedEx logistics expert to our Board of Directors enhanced our strategic expertise in logistics and supply chain optimization.

Dynamic Aerospace Systems Operations

Revenue

Operating as Dynamic Aerospace Systems, we have focused on developing and commercializing advanced VTOL drones and UAV systems, including the G1 and US-1, designed for applications such as autonomous logistics, surveillance, and reconnaissance. Prior revenue was based on the MyTreat Logistics systems; however, we have now discontinued that revenue model and are solely focused on UAV manufacturing and autonomous logistics using our drones. Our operational focus has been on expanding market reach and advancing research and development (“R&D”). Collaborations with government agencies, NATO allies, and commercial aerospace leaders have driven early-stage contracts and pilot programs, particularly for defense and logistics applications. Revenue generation remains in the growth phase as we scale production and secure larger contracts.

Cost Structure and Expenses

Our primary expenses include R&D, manufacturing, and operational costs associated with our facilities in Ann Arbor, Michigan, and planned flight testing at Strother Field, Kansas (expected to be operational in 2026). The acquisition of assets significantly increased our capital expenditures, aimed at enhancing proprietary UAV designs with autonomous flight controls and advanced sensor integration. We have also invested in secure communication technologies to ensure reliable and secure UAV operations. General and administrative expenses include costs related to corporate governance, regulatory compliance, and the integration of new board expertise to support our strategic vision.

Liquidity Position

Our liquidity position is supported by operational cash flows, strategic partnerships, and financing activities. The asset acquisitions in 2025 were funded through the issuance of Class B Common Stock, aligning with our strategy to preserve cash reserves while expanding our technological portfolio. We are actively pursuing additional contracts with government and commercial clients to bolster cash inflows. Management is also exploring further equity and debt financing to support ongoing R&D and the expansion of manufacturing capabilities. As with many growth-stage companies, our ability to secure additional capital will be critical to sustaining operations and achieving long-term objectives. There can be no assurance that we will obtain financing on favorable terms, and any further issuance of equity could dilute existing shareholders.

Financial Condition

As of the second quarter of 2025, our financial condition reflects a growth-oriented company with significant investments in technology and infrastructure. The transition to operating as Dynamic Aerospace Systems has positioned us to capitalize on the growing demand for autonomous UAV solutions. However, we have identified potential risks, including material weaknesses in internal controls over financial reporting, which we are actively working to remediate. Our balance sheet is primarily composed of intangible assets related to UAV technology, physical assets from acquisitions, and cash reserves allocated for R&D and operational expansion.

Key Trends and Uncertainties

The UAV and autonomous logistics market is rapidly evolving, driven by increasing demand for efficient, secure, and scalable solutions in defense, logistics, and commercial sectors. Our proprietary technologies, such as the G1’s VTOL and fixed-wing efficiency and the US-1’s extended flight capabilities, position us to meet these demands. However, we face risks including regulatory changes, competitive pressures, and the need for continuous innovation. The integration of AI-driven autonomy and sustainable propulsion systems, planned for future development, will require substantial investment and successful execution to maintain our competitive edge.

Conclusion

The transition to operating as Dynamic Aerospace Systems marks a pivotal shift toward leadership in autonomous aerospace solutions. With the strategic acquisitions discussed above and funded through the issuance of Class B Common Stock, a strengthened board, and a focus on innovative UAV technologies, we are well-positioned to drive growth in the logistics, defense, and commercial sectors. However, our success depends on securing additional capital, scaling operations, and navigating competitive and regulatory challenges. We remain committed to delivering value to our stakeholders through innovation, operational excellence, and strategic partnerships.

Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this Report. We have generated minimal revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin our planned UAV sales and operations.

For the Three Months Ended June 30, 2025 and 2024

Revenues

For the three months ended June 30, 2025 and June 30, 2024, we generated $0 and $152 in revenue, respectively.

Operating Expenses

Our operating expenses totaled $478,146 and $74,814 for the three months ended June 30, 2025, and June 30, 2024, respectively. The increase of $403484, or 540%, was primarily attributable to the increase in professional fees associated the rollout of our new business, as well as depreciation and amortization expenses of acquired fixed and intangible assets associated with business combinations with Vayu and GAC.

Other Income and Expenses

We had interest expense of $327,921 and $145,654 for the three months ended June 30, 2025, and June 30, 2024, respectively, an increase of $182,267, or 125%.  The increased interest expense is attributable to higher amortization of beneficial conversion features that the Company recorded as discounts against convertible notes issued in 2025 that were amortized to interest expense and subsequently converted to various series of preferred stock.

During the three months ended June 30, 2024, we recognized a loss on conversion of shares of $376,000 associated with the conversion of a convertible promissory note to equity.

Net Loss

For the three months ended June 30, 2025, we recognized a net loss of $805,767, attributable to $478,146 in operating expenses and $327,621 in interest and other expense. For comparison, in the same period in 2024, we incurred a net loss of $596,316, stemming from $74,814 in operating expenses, $145,654 in interest expense and $376,000 loss on the conversion of shares for debt.

The increase in operating expenses reflects the Company’s investment in scaling its operations and preparing for future growth. Notably, a portion of these expenses were hard costs directly associated with the acquisition and integration of Vayu and GAC aerospace assets transactions that successfully closed on April 1, 2025. These investments included legal, due diligence, and advisory fees that were essential to closing the deals and positioning the Company for revenue generation across its UAV manufacturing and autonomous logistics divisions.

For the Six Months Ended June 30, 2025 and 2024

Revenues

For the six months ended June 30, 2025 and June 30, 2024, we generated $0 and $181 in revenue, respectively.

Operating Expenses

Our operating expenses totaled $806,463 and $165,748 for the six months ended June 30, 2025, and June 30, 2024, respectively. The increase of $640,896, or 387%, was primarily attributable to the increase in professional fees associated the rollout of our new business, as well as depreciation and amortization expenses of acquired fixed and intangible assets associated with business combinations with Vayu and GAC.

Other Income and Expenses

We had interest expense of $493,456 and $150,404 for the six months ended June 30, 2025, and June 30, 2024, respectively, an increase of $343,052, or 228%.  The increased interest expense is attributable to higher amortization of beneficial conversion features that the Company recorded as discounts against convertible notes issued in 2025 that were amortized to interest expense and subsequently converted to various series of preferred stock.

During the six months ended June 30, 2024, we recognized a loss on conversion of shares of $376,000 associated with the conversion of a convertible promissory note to equity.

Net Loss

For the six months ended June 30, 2025, we recognized a net loss of $1,299,619, attributable to $806,463 in operating expenses and $493,156 in interest and other expense. For comparison, in the same period in 2024, we incurred a net loss of $691,971, stemming from $165,567 in operating expenses, $150,404 in interest expense and $376,000 loss on the conversion of shares for debt.

The increase in operating expenses reflects the Company’s investment in scaling its operations and preparing for future growth. Notably, a portion of these expenses were hard costs directly associated with the acquisition and integration of aerospace assets transactions that successfully closed on April 1, 2025. These investments included legal, due diligence, and advisory fees that were essential to closing the deals and positioning the Company for revenue generation across its UAV manufacturing and autonomous logistics divisions.

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

Liquidity and Capital Resources

Since inception, we have generated modest revenues while funding operations primarily through support from affiliates, shareholders, and related parties. Notably, Aerospace Capital Partners, one of our largest shareholders, has already contributed financial resources to help support the Company during this period of growth. In addition, we have engaged an investment bank, Alliance Global Partners, to assist in raising additional capital to accelerate our business plan and ensure sufficient liquidity.

As of June 30, 2025, we had a working capital deficit of $558,811. However, the Company is actively pursuing financing opportunities and anticipates revenue growth from sales that are expected to begin offsetting operating expenses within the next twelve months.

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

Net Cash Provided by (Used in) Operating Activities.

Net cash used in operating activities was $771,366 for the six months ended June 30, 2025, compared to $80,471 provided by operating activities during the six months ended June 30, 2024.  The increase in cash used in operating activities is mainly due to increased professional fees and general and administrative costs associated with the acquisition and implementation of our new business. Our primary use of funds in operations were payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the six months ended June 30, 2025, and June 30, 2024, our net cash used from investment activities was $0 and $90,440, respectively. Amounts invested in 2024 related to software from our prior business that has since been impaired.

Net Cash Provided by Financing Activities.

For the six months ended June 30, 2025, net cash provided by financing activities was $788,200, comprised of $843,200 received from two Convertible Notes and the repayment of two promissory notes in the amount of $55,000.  For the six months ended June 30, 2024, net cash provided by financing activities was $10,000 received from one Promissory Note.

Cash Position and Outstanding Indebtedness.

All of our outstanding convertible notes converted into preferred stock during the six months ended June 30, 2025.  Accordingly, we had no indebtedness as of June 30, 2025.  Current liabilities consist of accounts payable, a lease liability and amounts due to related parties.

At June 30, 2025, we had $17,071 of current assets, $15,972,689 in non-current assets and our working capital deficit was $558,811.

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

The above discussion should be read in conjunction with our condensed consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of June 30, 2025, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors; however, our Form 10-K for our fiscal year ending December 31, 2024, contains various risk factors at the following link: https://www.sec.gov/ix?doc=/Archives/edgar/data/1854526/000147793222001710/brooqly_10k.htm

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 2, 2025, the Company entered into a financial advisor agreement (the “FA Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. agreed to provide certain consulting and financial services to the Company in connection with the Company’s efforts to raise capital, list on a national exchange, and other additional services as agreed between A.G.P. and the Company.

Pursuant to the FA Agreement, the Company agreed to issue to A.G.P. warrants (the “A.G.P. Warrants”) to purchase up to 1,600,000 shares of the Company’s common stock.

The issuance of the A.G.P. Warrants was consummated in a privately negotiated transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

On February 25, 2025, the Company issued to Aerospace Capital Partners, LLC (“ACP”) a Convertible Promissory Note in the original principal amount of $358,200. The note would convert automatically into shares of the Company’s common stock or a series of preferred stock upon the occurrence of all of the following: (1) the acquisition of the controlling interest in the Company by ACP, which happened pursuant to the SPA; (2) the effectiveness of an amendment to the Company’s Articles of Incorporation to authorize the Company to issue preferred stock, which occurred on June 20, 2025; and (3) the filing of a Certificate of Designation of Rights and Preferences of a series of preferred stock of the Company, which occurred on June 20, 2025. The conversion price of the Note was $0.015 per share of either common stock or preferred stock. On June 20, 2025, all of the requirements for conversion were met and the note automatically converted into 23,880,000 shares of the Company’s Series A Preferred Stock upon the creation of such class of shares by the Company.

On March 7, 2025, the Company entered into a second Convertible Promissory Note with ACP in the amount of $370,000 with a maturity date of June 5, 2025, ninety days from issuance.  The principal does not accrue interest, and the amount of the note was automatically convertible into equity of the Company on the maturity date at a conversion price of $0.40 per share. At the Company’s sole discretion, the principal may convert into either: (a) shares of the Company’s Series C Preferred Stock; or (b) shares of the Company’s common stock. On June 20, 2025, the note was converted into 925,000 shares of the Company’s Series A Preferred Stock upon the creation of such class of shares by the Company.

On April 7, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $10,000.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series D Preferred Stock at a conversion price of $0.38 per share upon creation of such series of shares.  On June 20, 2025, the note automatically converted into 26,316 shares of the Company’s Series D Preferred Stock upon the creation of such class of shares by the Company.

On May 1, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $20,000.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.19 per share upon creation of such series of shares.  On June 20, 2025, the note automatically converted into 105,263 shares of the Company’s Series C Preferred Stock upon the creation of such class of shares by the Company.

On May 20, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $37,500.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.21 per share upon creation of such series of shares.  On June 20, 2025, the note automatically converted into 178,571 shares of the Company’s Series C Preferred Stock upon the creation of such class of shares by the Company.

On May 25, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $37,500.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series D Preferred Stock at a conversion price of $0.42 per share upon creation of such series of shares.  On June 20, 2025, the note automatically converted into 89,286 shares of the Company’s Series D Preferred Stock upon the creation of such class of shares by the Company.

On June 2, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $5,000.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.22 per share upon creation of such series of shares.  On June 20, 2025, the note automatically converted into 22,727 shares of the Company’s Series C Preferred Stock upon the creation of such class of shares by the Company.

On June 2, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $5,000.  The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.22 per share upon creation of such series of shares.  On June 20, 2025, the note automatically converted into 22,727 shares of the Company’s Series C Preferred Stock upon the creation of such class of shares by the Company.

The issuances of the shares of the various series of Preferred Stock discussed above were consummated in privately negotiated transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

For the six months ended June 30, 2025, there were no issued shares of common stock pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description
4.1	Secured Convertible Promissory Note (incorporated by reference from Current Report on Form 8-K filed with the Commission on July 10, 2025)
4.2	Platinum Point Capital, LLC, Warrant (incorporated by reference from Current Report on Form 8-K filed with the Commission on July 10, 2025)
10.1	Stock Purchase Agreement dated February 25, 2025 (incorporated by reference from Current Report on Form 8-K filed with the Commission on March 3, 2025)
10.2	Asset Purchase Agreement – Vayu (US) Inc., dated April 1, 2025 (incorporated by reference from Current Report on Form 8-K filed with the Commission on April 7, 2025)
10.3	Asset Purchase Agreement – Global Autonomous Corporation, dated April 1, 2025 (incorporated by reference from Current Report on Form 8-K filed with the Commission on April 7, 2025)
10.4	Securities Purchase Agreement (incorporated by reference from Current Report on Form 8-K filed with the Commission on July 10, 2025)
10.5	Equity Purchase Agreement (incorporated by reference from Current Report on Form 8-K filed with the Commission on August 6, 2025)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOQLY INC.

Date: August 14, 2025	By:	/s/ Kent B. Wilson
Chief Executive Officer
Principal Executive Officer Chief Executive Officer

By:	/s/ Kent B. Wilson
Chief Financial Officer
Interim: Chief Financial Officer Principle Financial Officer

