Form 10-Q
period 2025-09-30
BrooQLy Inc.
filed 2025-11-14
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, the Company had 26,143,000 common shares outstanding and 15,374,651 Class B common shares outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BROOQLY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2025	December 31, 2024
Current Assets		Audited
Cash	$17,269	$33
Prepaid expenses	204	204
Total Current Assets	17,473	237

Long-term Assets
Right of use lease asset	61,208	-
Fixed assets, net	45,690	-
Intangible assets, net	2,025,251	-
Goodwill	12,734,680	-
Deferred offering costs	1,440,614	-
Total Non-current Assets	16,307,443	-

Total Assets	$16,324,916	$237

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$570,408	$189,291
Convertible notes, net of unamortized discount	369,119	55,000
Interest payable	15,445	14,004
Lease liability, current portion	61,208	-
Due to related parties	57,513	29,931
Derivative financial instruments	271,219	-
Total Current Liabilities	1,344,912	288,226

Stockholders’ Equity (Deficit)
Series A Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 24,555,000 and -0- common shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,455	-
Series B Preferred Stock, par value $0.0001;500 shares authorized; 4 and -0- common shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Series C Preferred Stock, par value $0.0001; 329,288 shares authorized; 329,288 and -0- common shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	33
Series D Preferred Stock, par value $0.0001; 115,502 shares authorized; 115,502 and -0- common shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	12
Class A Common Stock, par value $0.0001; 325,000,000 shares authorized; 26,458,000 and 25,615,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,646	2,562
Class B Common Stock, par value $0.0001; 50,000,000 shares authorized; 11,876,557 and -0- shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,188	-
Equity consideration issuable	3,773,192	-
Additional paid in capital	15,821,043	1,709,645
Accumulated deficit	(4,620,565)	(2,000,196)
Total Stockholders’ Equity (Deficit)	14,980,004	(287,989)

Total Liabilities and Stockholders’ Equity (Deficit)	$16,324,916	$237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROOQLY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$-	$85	$-	$266
Total Revenue	-	85	-	266

Operating expenses
Professional fees	424,750	31,304	931,123	68,084
Salaries	177,614	27,000	177,614	81,000
Depreciation and Amortization	94,494	15,842	188,988	42,182
Other general and administrative costs	407,334	12,316	612,930	60,944

	1,104,192	86,462	1,910,655	252,210

Loss from operations	(1,104,192)	(86,377)	(1,910,655)	(251,944)

Interest and other expense	(149,059)	(3,947)	(642,215)	(154,350)
Financing cost	(82,609)	-	(82,609)	-
Change in fair value of derivative financial instruments	15,110	-	15,110	-
Loss on conversion of shares	-	-	-	(376,000)
Other expense net	(216,558)	(3,947)	(709,714)	(530,350)

Net loss before income tax	$(1,320,750)	$(90,324)	$(2,620,369)	$(782,294)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(1,320,750)	$(90,324)	$(2,620,369)	$(782,294)

Net Loss Per Common Stock - basic and fully diluted	$(0.04)	$(0.00)	$(0.08)	$(0.03)

Weighted-average number of shares of Common Stock outstanding - basic and fully diluted	37,276,731	25,365,000	31,109,212	24,962,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROOQLY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(2,620,369)	$(782,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	33,200	-
Amortization	155,788	42,182
Amortization of debt discount	625,614	-
Stock based compensation expense	303,152	75,410
Financing cost	82,609	-
Change in fair value of derivative financial instruments	(15,110)	-
Shares issued for loan and interest	-	224,000
Loss on conversion of convertible note to common stock	-	376,000
Changes in assets and liabilities
Right of use lease asset	35,139	-
Accounts payable	(6,482)	44,040
Payroll payable	-	81,000
Accrued interest	1,441	10,351
Lease liability	(35,139)	-
Due to related party	27,582	9,583
Net cash provided by (used in) operating activities	(1,412,575)	80,272

Cash Flows from Investing Activities
Acquisition of fixed assets and software	(1,089)	(90,274)
Net cash used in investing activities	(1,089)	(90,274)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	1,485,900	-
Proceeds from issuance of promissory notes	-	10,000
Repayment of promissory notes	(55,000)	-
Net cash provided by financing activities	$1,430,900	$10,000

Net increase (decrease) in Cash	17,236	(2)

Net Change in Cash
Cash at beginning of period	33	2
Cash at end of period	$17,269	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,004	$-
Cash paid during the period for income tax	$-	$-
Schedule of non-cash investing and financing activities:
Contingent equity consideration issued in acquisition	$14,605,921	$-
Conversion of contingent equity consideration payable to equity	$11,281,541	$-
Conversion of Series A Preferred Stock to Class A Common Stock	$75	$-
Conversion of convertible debt to equity	$840,675	$-
Recognition of operating lease: right of use asset and lease liability	$96,347	$-
Fair value of warrants issued as deferred offering cost	$990,614	$-
Fair value of convertible debt beneficial conversion feature allocated to proceeds of debt	$491,700	$-
Fair value of warrants allocated to proceeds of debt	$178,935	$-
Fair value of common shares allocated to proceeds of debt	$24,838	$-
Fair value of shares issuable as deferred offering cost	$450,000	$-
Contingent equity consideration payable from acquisition	$3,323,192	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROOQLY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

	Series A		Series B		Series C		Series D		Class A		Class B		Equity	Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Consideration	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
	#	$	#	$	#	$	#	$	#	$	#	$	$	$	$	$
Balance, January 1, 2025	-	-	-	-	-	-	-	-	25,615,000	2,562	-	-	-	1,709,645	(2,000,196)	(287,989)
Beneficial conversion feature of note discount	-	-	-	-	-	-	-	-	-	-	-	-	-	376,700	-	376,700
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-		(493,852)	(493,852)
Balance, March 31, 2025	-	-	-	-	-	-	-	-	25,615,000	2,562	-	-	-	2,086,345	(2,494,048)	(405,141)
Beneficial conversion feature of note discount	-	-	-	-	-	-	-	-	-	-	-	-	-	115,000	-	115,000
Shares issued for debt conversion	24,805,000	2,480	-	-	329,288	33	115,602	12	-	-	11,876,557	1,188	-	12,122,215	-	12,125,928
Employee stock compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	70,052	-	70,052
Class B Common Stock issuable for earned Contingent Equity Consideration	-	-	-	-	-	-	-	-	-	-	-	-	3,323,192	-	-	3,323,192
Fair value of warrants issued as deferred offering cost	-	-	-	-	-	-	-	-	-	-	-	-	-	990,614	-	990,614
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(805,767)	(805,767)
Balance, June 30, 2025	24,805,000	2,480	-	-	329,288	33	115,602	12	25,615,000	2,562	11,876,557	1,188	3,323,192	15,384,226	(3,299,815)	15,413,878
Conversion of Series A Preferred Stock to Class A Common Stock	(250,000)	(25)	-	-	-	-	-	-	750,000	75	-	-	-	(50)	-	-
Issuance of Series B Preferred Stock	-	-	4	-	-	-	-	-	-	-	-	-	-	-	-	-
Shares attached to convertible note	-	-	-	-	-	-	-	-	18,000	2	-	-	-	24,838	-	24,840
Warrants attached to convertible note	-	-	-	-	-	-	-	-			-	-	-	178,934	-	178,934
Shares issued to consultants	-	-	-	-	-	-	-	-	75,000	7	-	-	-	92,993	-	93,000
Employee stock compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	140,102	-	140,102
Fair value of shares issued as deferred offering cost	-	-	-	-	-	-	-	-	-	-	-	-	450,000	-	-	450,000
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,320,750)	(1,320,750)
Balance, September 30, 2025	24,555,000	2,455	4	-	329,288	33	115,602	12	26,458,000	2,646	11,876,557	1,188	3,773,192	15,821,043	(4,620,565)	14,980,004

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
	#	$	$	$	$
Balance, January 1, 2024	24,234,982	2,424	749,373	(828,757)	(76,960)
Shares issued for services	100,000	10	57,990	-	58,000
Gifted Shares	30,018	3	17,407	-	17,410
Net Loss	-	-	-	(95,656)	(95,656)
Balance, March 31, 2024	24,365,000	2,437	824,770	(924,413)	(97,206)
Shares issued for Interest	200,000	20	119,980	-	120,000
Shares issued for Loan	800,000	80	479,920	-	480,000
Net Loss	-	-	-	(596,315)	(596,315)
Balance, June 30, 2024	25,365,000	2,537	1,424,670	(1,520,728)	(93,521)
Net Loss	-	-	-	(90,324)	(90,324)
Balance, September 30, 2024	25,365,000	2,537	1,424,670	(1,611,052)	(183,845)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

BrooQLy Inc. (the “Company”) was incorporated in Nevada on February 19, 2021, as “MyTreat, Inc.” On May 12, 2021, the Company changed its name to BrooQLy Inc. in Nevada pursuant to an amendment to its Articles of Incorporation. Since February 25, 2025, the Company has been doing business as Dynamic Aerospace Systems Corporation (“Dynamic Aerospace Systems”).

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

Following the asset acquisitions, the Company operates in two business segments: the Dynamic Aerospace Systems segment (“DAS”) and the Dynamic Deliveries segment.

The DAS segment is based in Ann Arbor, Michigan, and is an original equipment manufacturer (“OEM”) of UAVs. DAS seeks to help pioneer the future of unmanned flight, logistics, and public safety through advanced UAV platforms, intelligent delivery networks, and globally compliant flight systems. Built on a foundation of proprietary technology and mission-specific engineering, The DAS segment manufactures versatile, long-endurance UAVs tailored for real-world applications in both commercial and governmental sectors.

The Dynamic Deliveries segment is a division focused on building autonomous mesh logistics networks. A mesh logistics network is a decentralized approach to managing the flow of goods, where each node (e.g., a warehouse, distribution center, or delivery vehicle) is directly connected to multiple other nodes, forming a network that allows for flexible and efficient routing of shipments. These systems have numerous advantages, including decentralization. with no single central point of failure; direct connections, where different nodes are connected to several other nodes; and dynamic routing, allowing the network to adapt to changing conditions by finding the most efficient route for each shipment. Dynamic Deliveries uses its proprietary autonomous mesh fulfillment network to leverage DAS’s long-range UAVs to enable high-frequency, last-mile delivery through a geofenced network of takeoff and recovery nodes. The Dynamic Deliveries system is purpose-built for use in urban and semi-rural environments, allowing for the automated delivery of goods, medicine, and supplies at scale particularly where road-based logistics are constrained or inefficient.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements in the Company’s 2024 Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025. The balance sheet as of December 31, 2024, was derived from the Company’s audited 2024 financial statements contained in the above referenced 2024 Annual Report.

The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025.

The accompanying financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements.

Accounting Basis

The Company uses the accrual basis of accounting and U.S. GAAP. The Company has adopted a December 31 fiscal year end.

BROOQLY, INC.

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

BROOQLY, INC.

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

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of September 30, 2025 and December 31, 2024, potentially dilutive securities were comprised of (i) 2,505,104 and -0- unvested restricted stock units (“RSUs”), respectively, and (ii) 4,050,000 and 2,000,000 stock warrants, respectively.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. For the nine months ended September 30, 2025, the Company generated no revenue and reported a net loss from operations of $1,910,655. As of that date, the Company had a working capital deficit of $1,327,439 and does not currently have sufficient liquidity to fund its operations for the next twelve months without securing additional capital.

While the Company closed on the acquisition of certain aerospace assets on April 1, 2025, transactions that are expected to contribute to future revenues, there is no assurance that these assets will generate sufficient income in the next 12 months to offset operating expenses. In addition, although the Company has received financial support from its largest shareholder, Aerospace Capital Partners, LLC (“ACP”) and is working with its investment bank to raise capital, there can be no guarantee that such efforts will result in adequate funding on acceptable terms, or at all.

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN (CONTINUED)

Management expects that the Company will continue to rely on external capital sources to meet its short-term obligations and support ongoing operations. The Company’s ability to continue as a going concern is dependent on its success in raising capital, executing its business strategy, and generating sustainable revenues from commercial activities. If the Company is unable to raise additional funds or achieve its revenue objectives in a timely manner, it may be forced to delay or curtail operations, which raises substantial doubt about its ability to continue as a going concern.

NOTE 4 – BUSINESS COMBINATIONS

On April 1, 2025 the Company entered into two asset purchase agreements with Alpine 4 Holdings, Inc., and certain of Alpine 4’s subsidiaries (“Alpine 4”).

The Vayu APA

On April 1, 2025 the Company entered into an Asset Purchase Agreement (the “Vayu APA”) with Vayu, IAC and Alpine 4 (the “Vayu Sellers”). Pursuant to the Vayu APA, the Vayu Sellers agreed to sell, and the Company agreed to purchase, certain assets of Vayu, comprising certain intellectual property, equipment, contracts, and goodwill related to the business of Vayu and IAC (the “Vayu Assets”). The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

The purchase price paid by the Company for the Vayu Assets included the payment of $2,974,167 in the form of a Convertible Note (the “Vayu Note”). The Vayu Note had no stated interest rate or maturity date. Under the terms of the Vayu Note, when the Company filed an amendment to its Articles of Incorporation to create a Class B Common Stock, the Vayu Note would automatically convert into shares of the Company's Class B Common Stock, at a fixed conversion price of $0.95 per share, which was the closing price of the Company’s common stock on the transaction date of April 1, 2025, or an equivalent of 3,130,702 shares of Class B Common Stock. On May 14, 2025, the Company filed a certificate of amendment with the Nevada Secretary of State to amend the Company’s Articles of Incorporation and to create the Class B Common Stock, $0.0001 par value per share (the “Class B Common Stock”) and the Vayu Note automatically converted into 3,130,702 shares of Class B Common Stock. The fair value of the consideration paid was deemed to be $2,974,167.

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

Goodwill of $1,894,288 arose from the acquisition, reflecting the excess fair value of the consideration paid over the fair value of identifiable assets acquired and liabilities assumed and is not expected to be deductible for income tax purposes.

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

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BUSINESS COMBINATIONS (CONTINUED)

The GAC APA

Also on April 1, 2025, the Company entered into an Asset Purchase Agreement (the “GAC APA”) with GAC and Alpine 4 as the owner of 71.43% of GAC (the “GAC Sellers”). Pursuant to the GAC APA, the GAC Sellers agreed to sell, and the Company agreed to purchase, certain assets of GAC, comprising certain intellectual property and goodwill related to the business of GAC (the “GAC Assets”). The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805.

The purchase price paid by the Company for the GAC Assets included the payment of $11,631,754 in the form of a Convertible Note (the “GAC Note”). The GAC Note had no stated interest rate or maturity date. Under the terms of the GAC Note, when the Company filed an amendment to its Articles of Incorporation to create a Class B Common Stock, the GAC Note would automatically convert into shares of the Company's Class B Common Stock, at a fixed conversion price of $0.95 per share, which was the closing price of the Company’s common stock on the transaction date of April 1, 2025, or an equivalent of 12,243,952 shares of Class B Common Stock. On May 14, 2025, the Company filed a certificate of amendment with the Nevada Secretary of State to amend the Company’s Articles of Incorporation and to create the Class B Common Stock and the GAC Note automatically converted into 12,243,952 shares of Class B Common Stock. The fair value of the consideration paid was deemed to be $11,631,754.

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

Pro Forma Financial Information

The following table represents the pro forma consolidated revenue and net loss as if Vayu and GAC had been included in the consolidated results of the Company for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Revenue	$-	$10,611
Net loss	$(3,118,865)	$(2,903,590)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Vayu and GAC to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2025 and 2024, respectively.

NOTE 5 – LEASES

Effective in May 1, 2025, the Company entered into a lease agreement for its Vayu office and warehouse space expiring in April 2026. In connection with the lease extension, the Company recognized an ROU lease asset and lease liability each in the amount of $96,347. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 44.24%. As of September 30, 2025, the remaining lease term was 0.6 years

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LEASES (CONTINUED)

The table below summarizes the Company’s lease-related assets and liabilities as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Lease assets (current)	$61,208	$-
Lease liabilities (current)	$61,208	$-

Lease expense was $30,240 and $-0-, during the three months ended September 30, 2025 and 2024, respectively, and $50,400 and $-0- during the nine months ended September 30, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of September 30, 2025:

2025 (October to December)	$30,240
2026	40,320
Total lease payments	70,560
Less interest	(9,352)
Present value of lease liabilities	$61,208

NOTE 6 – FIXED ASSETS

Property and equipment as of September 30, 2025, and December 31, 2024, were as follows:

	September 30,	December 31,
	2025	2024

Production equipment	$32,020	$-
Office equipment	22,159	-
Vehicle	24,710	-

Total property and equipment	78,889	-
Less: accumulated depreciation	(33,199)	-

Property and equipment, net	$45,690	$-

Depreciation expense was $16,600 and $-0-, during the three months ended September 30, 2025 and 2024, respectively, and $33,200 and $-0- during the nine months ended September 30, 2025 and 2024, respectively.

NOTE 7 – INTANGIBLE ASSETS

Identifiable intangible assets as of September 30, 2025, and December 31, 2024, were as follows:

	September 30,	December 31,
	2025	2024

Vayu intellectual property	$1,389,678	$-
GAC intellectual property	791,362	-

Total property and equipment	2,181,040	-
Less: accumulated amortization	(155,789)	-

Intangible assets, net	$2,025,251	$-

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets arose from the acquisitions of Vayu and GAC in April 2025. The Vayu and GAC intellectual property are being amortized over an estimated seven-year useful life. Amortization expense was $77,894 and $-0-, during the three months ended September 30, 2025 and 2024, respectively, and $155,788 and $-0- during the nine months ended September 30, 2025 and 2024, respectively.

Future amortization expense of intangible assets is expected to be as follows:

2025 (October to December)	$77,894
2026	311,577
2027	311,577
2028	311,577
2029	311,577
Thereafter	701,049

Total future amortization expense	$2,025,251

Between 2021 and 2023, the Company developed and expanded its online software platform for its former business for a total cost of $309,968. The intangible asset was fully impaired as of December 31, 2024. Amortization of the impaired asset was $-0- and $13,905 during the three months ended September 30, 2025 and 2024, respectively, and $-0- and $42,182 during the nine months ended September 30, 2025 and 2024, respectively

NOTE 8 – GOODWILL

Goodwill as of September 30, 2025, and December 31, 2024, was as follows:

	September 30,	December 31,
	2025	2024

Vayu goodwill	$1,894,288	$-
GAC goodwill	10,840,392	-

Total goodwill	$12,734,680	$-

Goodwill arose as a result of the excess of consideration transferred over the fair value of the net identifiable assets acquired in the acquisitions of Vayu and GAC.

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 10, 2025, the Company entered into a promissory note with its CEO, Kent Wilson, investor in the amount of $54,000. The note included an original issue discount of $13,500, resulting in net proceeds of $40,500. The note bears interest at a rate of 18% per annum and matures on September 10, 2026. The note is secured by all of the Company’s assets in a junior position to the Company’s senior secured creditors. At inception, the Company recorded a discount against the note payable in the amount of $13,500 for the original issue discount. Amortization of debt discount was $701 and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $701 and $-0- in the nine months ended September 30, 2025 and 2024, respectively.

The Company has related party transactions with two of the executive officers, who have contributed paid expenses on behalf of the Company. As of September 30, 2025 and December 31, 2024, the Company had due to related party an amount of $38,162 and $-0-, respectively, to the Company’s CEO, Kent Wilson, and $19,450 and $-0-, respectively, to the Company’s COO, Jeffrey Hail.

The Company had related party transactions with its former three executive officers who contributed from time to time to facilitate cash flow. As of September 30, 2025, and December 31, 2024, the Company had due to related party an amount of $-0- and $2,797, respectively, to the Company’s former CEO, Panagiotis N. Lazaretos, $-0- and $3,395, respectively, to the Company’s former Chief Financial Officer, Helen V. Maridakis, and $-0- and $12,209, respectively, to the Company’s former Chief Operating Officer, Nikolaos Ioannou.

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTE PAYABLE AND PROMISSORY NOTES

As of December 31, 2024, the Company had two outstanding Promissory Notes: one to Eltino, Ltd in the amount of $25,000; and one to Bridusa-Dominca Kamara in the amount of $30,000, which also included accrued interest of $14,000. Both Promissory Notes and the associated interest were paid on February 25, 2025.

On February 25, 2025, the Company issued to Aerospace Capital Partners, LLC (“ACP”), a Convertible Promissory Note in the original principal amount of $358,200. The note would convert automatically into shares of the Company’s common stock or a series of preferred stock upon the occurrence of all of the following: (1) the acquisition of the controlling interest in the Company by ACP, which happened pursuant to the SPA; (2) the effectiveness of an amendment to the Company’s Articles of Incorporation to authorize the Company to issue preferred stock, which occurred on June 20, 2025; and (3) the filing of a Certificate of Designation of Rights and Preferences of a series of preferred stock of the Company, which occurred on June 20, 2025. The conversion price of the Note was $0.015 per share of either common stock or preferred stock. At inception, the fair market value of the stock to be issued to settle the fixed conversion price was greater than the stated price on the convertible note and resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes of $358,200 with a corresponding increase to additional paid in capital that was then amortized to interest expense over the 79 day period until maturity. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $358,200 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. On June 20, 2025, all of the requirements for conversion were met and the note automatically converted into 23,880,000 shares of the Company’s Series A Preferred Stock upon the creation of such series of shares by the Company.

On March 7, 2025, the Company entered into a second Convertible Promissory Note with ACP in the amount of $370,000 with a maturity date of June 5, 2025, ninety days from issuance. The principal does not accrue interest, and the amount of the note was automatically convertible into equity of the Company on the maturity date at a conversion price of $0.40 per share. At the Company’s sole discretion, the principal may convert into either: (a) shares of the Company’s Series C Preferred Stock; or (b) shares of the Company’s common stock. The fair market value of the stock to be issued to settle the fixed conversion price was equal to the stated price on the convertible note but after applying a Black Scholes calculation that resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes of $18,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense over the ninety-one day period until maturity. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $18,500 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. On June 20, 2025, the note was converted into 925,000 shares of the Company’s Series A Preferred Stock upon the creation of such series of shares by the Company.

On April 7, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $10,000. The principal did not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series D Preferred Stock at a conversion price of $0.38 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $10,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $10,000 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 26,316 shares of the Company’s Series D Preferred Stock upon the creation of such series of shares by the Company.

On May 1, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $20,000. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.19 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $20,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $20,000 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 105,263 shares of the Company’s Series C Preferred Stock upon the creation of such series of shares by the Company.

On May 20, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $37,500. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.21 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $37,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $37,500 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 178,571 shares of the Company’s Series C Preferred Stock upon the creation of such series of shares by the Company.

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTE PAYABLE AND PROMISSORY NOTES (CONTINUED)

On May 25, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $37,500. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series D Preferred Stock at a conversion price of $0.42 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $37,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $37,500 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 89,286 shares of the Company’s Series D Preferred Stock upon the creation of such series of shares by the Company.

On June 2, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $5,000. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.22 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $5,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $5,000 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 22,727 shares of the Company’s Series C Preferred Stock upon the creation of such series of shares by the Company.

On June 2, 2025, the Company entered into a second Convertible Note with a third-party investor in the amount of $5,000. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.22 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $5,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $-0- and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $5,000 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 22,727 shares of the Company’s Series C Preferred Stock upon the creation of such series of shares by the Company.

On July 1, 2025, the Company entered into a Secured Convertible Promissory Note with a third-party investor in the principal amount of $495,000. The principal accrues interest at a rate of 10% per annum and matures on July 1, 2026. The note included an original issue discount of $45,000 and fees of $20,000, resulting in net proceeds of $430,000 to the Company. The note is convertible any time after six months from the issuance date at the option of holder at a conversion price equal to the lower of $1.00 or 90% of the lowest volume weighted average price (“VWAP”) for the ten prior trading days. In connection with the note, the Company issued a four-year warrant to purchase 330,000 shares of the Company’s common stock at an exercise price of $1.50. The note is secured by all of the Company’s assets. At inception, the Company recorded a discount against the note payable in the amount of $352,495, representing the allocated fair value of the warrant of $125,755, the fair value of the embedded conversion feature (“ECF”) of $161,740, and the original issue discounts and fees of $65,000. The warrant met the requirements for equity classification and was recorded against additional paid in capital. The ECF did not meet the requirements for equity classification because it is settleable in a variable number of shares and was recorded as a derivative financial instrument at inception. Amortization of debt discount was $105,865 and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $105,865 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. The net carrying value of the note was $248,370 and $-0- as of September 30, 2025 and December 31, 2024, respectively.

On September 2, 2025, the Company entered into a Promissory Note with a third-party investor in the principal amount of $58,000. The note included an original issue discount of $5,800, resulting in net proceeds of $52,200. The note does not bear interest and matures on January 1, 2026. At inception, the Company recorded a discount against the note payable in the amount of $5,800 for the original issue discount. Amortization of debt discount was $1,353 and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $1,353 and $-0- in the nine months ended September 30, 2025 and 2024, respectively.

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTE PAYABLE AND PROMISSORY NOTES (CONTINUED)

On September 23, 2025, the Company entered into a Secured Convertible Promissory Note with a third-party investor in the principal amount of $138,000. The principal accrues interest at a rate of 10% per annum and matures on September 19, 2026. The note included an original issue discount of $12,000 and fees of $6,000, resulting in net proceeds of $120,000 to the Company. The note is convertible any time after six months from the issuance date at the option of holder at a conversion price equal to the lower of $1.00 or 90% of the lowest VWAP for the ten prior trading days. In connection with the note, the Company issued a four-year warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.50 and 18,000 shares of the Company’s common stock. The note is secured by all of the Company’s assets. At inception, the Company recorded a discount against the note payable in the amount of $138,000 and a day one financing loss of $82,609, representing the total of the allocated fair value of the warrant of $53,180, the fair value of the shares issued to the holder at inception of $24,840, the fair value of the ECF of $124,589, and the original issue discounts and fees of $18,000. The warrant and the shares met the requirements for equity classification and were recorded against additional paid in capital and common stock par value. The ECF did not meet the requirements for equity classification since it is settleable in a variable number of shares and was recorded as a derivative financial instrument at inception. The day one financing loss was recognized on the inception date and represents the excess of the fair value of the allocated components of the transaction over the proceeds received. Amortization of debt discount was $25,994 and $-0- in the three months ended September 30, 2025 and 2024, respectively, and $25,994 and $-0- in the nine months ended September 30, 2025 and 2024, respectively. The net carrying value of the note was $25,994 and $-0- as of September 30, 2025 and December 31, 2024, respectively.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are comprised of the fair value of conversion features embedded in convertible promissory notes for which the conversion rate is not fixed but instead is adjusted based on a discount to the market price of the Company’s common stock. The fair market value of the derivative liabilities was calculated at inception of each convertible promissory notes for which the conversion rate is not fixed and allocated to the respective convertible notes. The derivative financial instruments are then revalued at the end of each period, with the change in value recorded to “Change in fair value of on derivative financial instruments.”

Derivative financial instruments and changes thereto recorded in the three and nine months ended September 30, 2025, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Balance, beginning of period	$-	$-	$-	$-
Inception of derivative financial instruments	286,329	-	286,329	-
Change in fair value of derivative financial instruments	(15,110)	-	(15,110)	-
Conversion or extinguishment of derivative financial instruments	-	-	-	-

Balance, end of period	$271,219	$-	$271,219	$-

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Nine Months Ended September 30,
	2025	2024

Pricing model utilized	Black Scholes	-
Risk free rate range	3.61% to 3.98%	-
Expected life range (in years)	0.50 to 0.51	-
Volatility range	136.49% to 181.94%	-
Dividend yield	0.00%	-

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the nine months ended September 30, 2024.

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Series A Certificate of Designation designated 25,000,000 shares of Series A Preferred Stock with a stated value of $0.015 per share. Each share of Series A Preferred Stock is convertible into three shares of the Company’s Common Stock at the discretion of the holder, has liquidation preference over other classes of stock at its stated value, and has 10 votes for each share of Series A Preferred Stock held by the holder. At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series A Preferred Stock not converted by the Holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series A Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. During the three and nine months ended September 30, 2025, holders converted 250,000 shares of Series A Preferred Stock into 750,000 shares of Common Stock. As of September 30, 2025, and December 31, 2024, there were 24,555,000 and -0- shares of Series A Preferred Stock issued and outstanding, respectively.

The Series B Certificate of Designation designated 100 shares of Series B Preferred Stock with a stated value of $1.00 per share. Each share of Series B Preferred Stock is convertible into one share of the Company’s Common Stock at such time as the holder ceases to be a director of the Company, has liquidation preference over other classes of stock at its stated value, and 200% of the total voting power of all holders of the Company’s common and preferred stock then outstanding. No dividends accrue on the Series B Preferred Stock. As of September 30, 2025, and December 31, 2024, there were 4 and -0- shares of Series B Preferred Stock issued and outstanding, respectively.

The Series C Certificate of Designation designated 329,289 shares of Series C Preferred Stock with no stated value. Each share of Series C Preferred Stock is convertible into 1.5 shares of the Company’s Common Stock at the discretion of the holder in six monthly installments starting six months after issuance, has no liquidation preference, and has one vote for each share of Series C Preferred Stock held by the holder. At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series C Preferred Stock not converted by the Holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series C Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. As of September 30, 2025, and December 31, 2024, there were 329,288 and -0- shares of Series C Preferred Stock issued and outstanding, respectively.

The Series D Certificate of Designation designated 115,502 shares of Series D Preferred Stock with no stated value. Each share of Series D Preferred Stock is convertible into one share of the Company’s Common Stock at the discretion of the holder in six monthly installments starting six months after issuance, has no liquidation preference, and has one vote for each share of Series D Preferred Stock held by the holder. At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series D Preferred Stock not converted by the Holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series D Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. As of September 30, 2025, and December 31, 2024, there were 115,502 and -0- shares of Series D Preferred Stock issued and outstanding, respectively.

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Equity Purchase Agreement

On July 31, 2025, the Company entered into an Equity Purchase Agreement (the “ELOC”) with Platinum Point Capital LLC, a Nevada limited liability company (the “Purchaser”) pursuant to which the Purchaser committed to purchase up to $15,000,000 of the Company’s Common Stock. In connection with the ELOC, the Company is required to pay the Purchaser a commitment fee (the “Commitment Fee”) in the amount of $450,000, payable in 598,404 shares of the Company’s common stock.  The Commitment Fee was recorded as a deferred offering cost as of September 30, 2025.  The shares representing the Commitment Fee were not issued as of September 3, 2025 and were included in “Equity consideration issuable” on the enclosed condensed consolidated balance sheet.

Upon filing and effectiveness of a Registration Statement on Form S-1 to register the Advance Shares (defined below) and provided other closing conditions are met, from time to time over the term of the ELOC, the Company shall have the right, but not the obligation, to direct the Purchaser to purchase shares of the Company’s Common Stock (the “Advance Shares”) in a maximum amount of one hundred percent (100%) of the average daily trading volume over the five trading days preceding the applicable advance date. At any time and from time to time during the three-year term of the ELOC, the Company may deliver a notice to Purchaser (the “Advance Notice”) and shall deliver the Advance Shares to Purchaser on the next trading day. The purchase price for the Advance Shares shall equal 90.0% of the gross proceeds received by the Purchaser for the resale of the Advance Shares during the three consecutive trading days immediately following the date an Advance Notice is delivered. The ELOC terminates upon the first to occur of (i) July 31, 2028; (ii) the date that $15,000,000 in Advance Shares have been purchased by the Purchaser; and (iii) the date that the Company terminates the ELOC.

Warrants

On June 2, 2025, the Company issued to an investment banking firm as compensation for a proposed future offering a two-year warrant to purchase 1,600,000 shares of Company Common Stock in four separate tranches: 400,000 shares at $0.70 exercise price, 400,000 shares at $1.00 exercise price, 400,000 shares at $1.30 exercise price, and 400,000 shares at $1.60 exercise price. The fair value of the warrant of $990,614 was recorded as a deferred offering cost as of September 30, 2025.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – INCOME TAXES

As of September 30, 2025, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $3,026,216 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management and based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The Internal Revenue Code may limit the future use of its existing net operating losses.

All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the nine months ended September 30, 2025, the Company has increased the valuation allowance by $404,723 from $317,982 to $722,705. The Company adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Deferred tax assets:
NOL Carryover	$635,295	$270,061
Temporary Differences
Stock based compensation	$63,662	$-
Amortization of intangible assets	$17,448	$-
Impairment of Intangible Asset	$-	$41,621
Bad debt Expense	$6,300	$6,300
Sub Total	$722,705	$317,982
Valuation Allowance	$(722,705)	$(317,982)
Net Deferred Tax Asset	$-	$-
Change in valuation allowance	$(404,723)	-

NOTE 15 –SEGMENT REPORTING

As of September 30, 2025 the Company operated in two business segments: Dynamic Aero Systems, a developer and OEM of UAVs, and Dynamic Deliveries, a developer of autonomous mesh logistics networks. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended September 30, 2025, was as follows:

	Three Months Ended September 30, 2025
	Dynamic Aerospace Systems	Dynamic Deliveries	Total
Revenue
Revenue	$-	$-	$-

Operating Expenses
Professional fees	410,999	13,751	424,750
Salaries	177,614	-	177,614
Depreciation and Amortization	66,231	28,263	94,494
Other general and administrative costs	397,700	9,634	407,334
Total Operating Expenses	1,052,544	51,648	1,104,192

Loss from operations	$(1,052,544)	$(51,648)	$(1,104,192)

BROOQLY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 –SEGMENT REPORTING (CONTINUED)

Segment information for the nine months ended September 30, 2025, was as follows:

	Nine Months Ended September 30, 2025
	Dynamic Aerospace Systems	Dynamic Deliveries	Total
Revenue
Revenue	$-	$-	$-

Operating Expenses
Professional fees	867,096	64,027	931,123
Salaries	177,614	-	177,614
Depreciation and Amortization	132,462	56,526	188,988
Other general and administrative costs	594,887	18,043	612,930
Total Operating Expenses	1,772,059	138,596	1,910,655

Loss from operations	$(1,772,059)	$(138,596)	$(1,910,655)

Identifiable Assets
Identifiable assets as of September 30, 2025	$4,603,770	$11,721,146	$16,324,916
Identifiable assets as of December 31, 2024	$-	$-	$237

Segment information for the three and nine months ended September 30, 2024, was the same as consolidated operations as the Company had not yet established the Dynamic Aero Systems and Dynamic Deliveries segments, which were initiated upon the acquisition of the Vayu Assets and GAC Assets on April 2, 2025. As such, the Company operated as one segment in the three and nine months ended September 30, 2024.

NOTE 16 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2025, through the date of this filing of these unaudited condensed consolidated financial statements and has determined that the following are material subsequent events.

On October 16, 2025, the Company entered into an unsecured promissory note with a third party investor in the amount of $57,500. The note included an original issue discount of $5,000, resulting in net proceeds of $52,500. The note bears interest at a rate of 10% per annum and matures on October 16, 2026. In connection with the note, the company issued the investor a four-year warrant to purchase 50,000 shares of company common stock at an exercise price of $1.50.

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

Overview

The following discussion and analysis of the financial condition and results of operations of BrooQLy Inc. should be read in conjunction with our financial statements and related notes as filed with the U.S. Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated due to various factors, including those described in our SEC filings. Unless otherwise stated, references to “we,” “us,” or “our” refer to BrooQLy Inc., doing business as Dynamic Aerospace Systems Corporation. For additional details on our operations, see our website at https://www.dynamicaerosystems.com.

BrooQLy Inc., doing business as Dynamic Aerospace Systems Corporation (OTC Markets: BRQL, “Dynamic Aerospace Systems,” the “Company,” “we,” “our,” or “us”), is a leader in unmanned aerial vehicle (“UAV”) manufacturing and autonomous logistics, focusing on advanced vertical takeoff and landing (“VTOL”) drones and UAV technologies, such as the Company’s G1 VTOL and US-1 electric rotor copter. We serve government, defense, and commercial sectors, delivering solutions for logistics, surveillance, reconnaissance, and mission-critical operations across the United States, Gulf Coast nations, and NATO countries. Our mission is to optimize efficiency, reduce risk, and accelerate delivery through autonomous aerial solutions that enhance operational effectiveness and situational awareness.

In 2025, we adopted the trade name Dynamic Aerospace Systems to reflect our new strategic focus on autonomous aerospace technologies and to align with our expanded emphasis on UAV innovation and logistics. This rebranding coincided with significant corporate developments, including the acquisition of assets of Vayu (US) Inc., Impossible Aerospace Corporation, and Global Autonomous Corporation from Alpine 4 Holdings, Inc. on April 1, 2025. These acquisitions strengthened our technological capabilities and market position in the UAV sector. Additionally, the appointment of Jorge L. Torres, a FedEx logistics expert, to our Board of Directors enhanced our strategic expertise in logistics and supply chain optimization.

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

Financial Condition

As of the third quarter of 2025, our financial condition reflects a growth-oriented company with significant investments in technology and infrastructure. The transition to operating as Dynamic Aerospace Systems has positioned us to capitalize on the growing demand for autonomous UAV solutions. However, we have identified potential risks, including material weaknesses in internal controls over financial reporting, which we are actively working to remediate. Our balance sheet is primarily composed of intangible assets related to UAV technology, physical assets from acquisitions, and cash reserves allocated for R&D and operational expansion.

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

For the Three Months Ended September 30, 2025 and 2024

Revenues

For the three months ended September 30, 2025 and 2024, we generated $-0- and $85 in revenue, respectively.

Operating Expenses

Professional fees were $424,750 in the three months ended September 30, 2025, an increase of $393,446, or 1,257%, compared to $31,304 in the three months ended September 30, 2024, resulting from professional fees paid related to the implementation of our Dynamic Aerospace Systems business acquired in April 2025.

Salaries were $177,614 in the three months ended September 30, 2025, an increase of $150,614, or 558%, compared to $27,000 in the three months ended September 30, 2024 due to the hiring of certain Vayu employees following the acquisition of Vayu.

Depreciation and amortization expense increased by $78,652, or 496%, from $15,842 in the three months ended September 30, 2024 to $94,494 in the three months ended September 30, 2025 as a result of amortization related to the intangible assets acquired from Vayu and GAC in April 2025.

Other general and administrative costs were $407,334 in the three months ended September 30, 2025, an increase of $395,018, or 3,207%, compared to $12,316 in the three months ended September 30, 2024 due primarily to higher stock compensation expense and higher overhead costs related with the administration of our newly acquired businesses in 2025.

Other Income and Expenses

We had interest and other expense of $149,059 and $3,947 for the three months ended September 30, 2025 and 2024, respectively, an increase of $145,112, or 3,677%. The increased interest expense is attributable to higher amortization of beneficial conversion features that the Company recorded as discounts against convertible notes issued in 2025 that were amortized to interest expense.

Net Loss

For the three months ended September 30, 2025, we recognized a net loss of $1,320,750, attributable primarily to $1,104,192 in operating expenses and $216,558 in interest and other expense. For comparison, in the same period in 2024, we incurred a net loss of $90,324, stemming from $86,462 in operating expenses and $3,947 in interest and other expense.

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

For the Nine Months Ended September 30, 2025 and 2024

Revenues

For the nine months ended September 30, 2025 2024, we generated $-0- and $266 in revenue, respectively.

Operating Expenses

Professional fees were $931,123 in the three months ended September 30, 2025, an increase of $863,039, or 1,268%, compared to $68,084 in the three months ended September 30, 2024, resulting from professional fees paid related to the implementation of our Dynamic Aerospace Systems business acquired in April 2025.

Salaries were $177,614 in the three months ended September 30, 2025, an increase of $96,614, or 119%, compared to $81,000 in the three months ended September 30, 2024 due to the hiring of certain Vayu employees following the acquisition of Vayu.

Depreciation and amortization expense increased by $146,806, or 348%, from $42,182 in the three months ended September 30, 2024 to $188,988 in the three months ended September 30, 2025 as a result of amortization related to the intangible assets acquired from Vayu and GAC in April 2025.

Other general and administrative costs were $612,930 in the three months ended September 30, 2025, an increase of $551,986, or 906%, compared to $60,944 in the three months ended September 30, 2024 due primarily to higher stock compensation expense and higher overhead costs related with the administration of our newly acquired businesses in 2025.

Other Income and Expenses

We had interest and other expense of $642,215 and $154,350 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $487,865, or 316%. The increased interest expense is attributable to higher amortization of beneficial conversion features that the Company recorded as discounts against convertible notes issued in 2025 that were amortized to interest expense and subsequently converted to various series of preferred stock.

During the nine months ended September 30, 2024, we recognized a loss on conversion of shares of $376,000 associated with the conversion of a convertible promissory note to equity.

Net Loss

For the nine months ended September 30, 2025, we recognized a net loss of $2,620,369, attributable to $1,910,655 in operating expenses and $709,714 in interest and other non-operating expense. For comparison, in the same period in 2024, we incurred a net loss of $782,294, stemming from $252,210 in operating expenses, $154,350 in interest and other expense and $376,000 loss on the conversion of shares for debt.

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

Additionally, we anticipate incurring additional legal and audit-related costs over the next twelve months, tied to our ongoing obligations as a reporting company, completion of the process for our registration statement on Form S-1, and our intent to pursue a listing on the NYSE later this year.

While we expect to continue operating at a net loss in the near term, management believes these strategic investments will support long-term growth, and that commercial activity from acquired assets will begin offsetting operating costs over the coming quarters.

Liquidity and Capital Resources

Liquidity Condition

During the 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (November 14, 2026).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before November 14, 2026 and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the consolidated financial statements were issued. Without raising additional capital, there is substantial doubt about our ability to continue as a going concern through November 14, 2026. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2025, we had cash balances of $17,269, a working capital deficit of $1,327,439 and an accumulated deficit of $4,620,565. For the nine months ended September 30, 2025, we had a net loss of $2,620,369 and used cash from operating activities of $1,412,575.

Significant Liquidity Transactions

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

Equity Purchase Agreement

On July 31, 2025, we entered into an Equity Purchase Agreement (the “ELOC”) with Platinum Point Capital LLC, a Nevada limited liability company (the “Purchaser”) pursuant to which the Purchaser committed to purchase up to $15,000,000 of our Common Stock. In connection with the execution of the ELOC, we are obligated to issue 598,404  shares of our Common Stock to the Purchaser as a commitment fee.

Upon filing and effectiveness of a Registration Statement on Form S-1 to register the Advance Shares (defined below) and provided other closing conditions are met, from time to time over the term of the ELOC, we shall have the right, but not the obligation, to direct the Purchaser to purchase shares of our Common Stock (the “Advance Shares”) in a maximum amount of one hundred percent (100%) of the average daily trading volume over the five trading days preceding the applicable advance date. At any time and from time to time during the three-year term of the ELOC, we may deliver a notice to Purchaser (the “Advance Notice”) and shall deliver the Advance Shares to Purchaser on the next trading day. The purchase price for the Advance Shares shall equal 90.0% of the gross proceeds received by the Purchaser for the resale of the Advance Shares during the three consecutive trading days immediately following the date an Advance Notice is delivered. The ELOC terminates upon the first to occur of (i) July 31, 2028; (ii) the date that $15,000,000 in Advance Shares have been purchased by the Purchaser; and (iii) the date that we terminate the ELOC.

Notes Payable

During the nine months ended September 30, 2025, we issued convertible notes payable and promissory notes with a total face value of $1,588,200 that resulted in net proceeds of $1,485,900. Certain of the convertible notes with face value of $843,200 were converted into shares of our preferred stock during 2025. We also repaid existing promissory notes totaling $55,000. The remaining outstanding debt matures at various times during 2026.

As of September 30, 2025, we had a working capital deficit of $1,327,439. However, the Company is actively pursuing financing opportunities and anticipates revenue growth from sales that are expected to begin offsetting operating expenses within the next twelve months.

Historical Cash Flows

Net Cash Provided by (Used in) Operating Activities.

Net cash used in operating activities was $1,412,575 for the nine months ended September 30, 2025, compared to $80,272 provided by operating activities during the nine months ended September 30, 2024. The increase in cash used in operating activities is mainly due to increased professional fees and general and administrative costs associated with the acquisition and implementation of our new business. Our primary use of funds in operations was payments made for legal and professional fees.

Net Cash Used in Investing Activities.

For the nine months ended September 30, 2025, and September 30, 2024, our net cash used from investment activities was $1,089 and $90,274, respectively. Amounts invested in 2025 related to office equipment purchased. Amounts invested in 2024 related to software from our prior business that has since been impaired.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2025, net cash provided by financing activities was $1,430,900, comprised of $1,485,900 received from the issuance of Notes and Convertible Notes and the repayment of two promissory notes in the amount of $55,000. For the nine months ended September 30, 2024, net cash provided by financing activities was $10,000 received from one Promissory Note.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of September 30, 2025, is a result of the material weakness that we do not maintain adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1A RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2024, other than those shown below.

Risks Related to Our Business

We may not be able to successfully integrate the businesses and personnel of acquired companies and businesses, including those acquired related to our Dynamic Aerospace Systems business, and may not realize the anticipated synergies and benefits of such acquisitions.

We may not be able to realize the expected benefits from acquisitions, including assets acquired related to our Dynamic Aerospace Systems business, because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. Integration activities can be costly, complex and time consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others: the failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable; unexpected losses of key employees, customers or suppliers of our acquired companies and businesses; unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations; coordinating new product and process development; increasing the scope, geographic diversity and complexity of our operations; diversion of management’s attention from other business concerns; adverse effects on our or our acquired companies’ and businesses’ existing business relationships; unanticipated changes in applicable laws and regulations; operating risks inherent in our acquired companies’ and businesses’ business and operations; unanticipated expenses and liabilities; potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems.

Any acquired companies and businesses may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of applicable laws, rules and regulations, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of our acquired companies and businesses. We may have No recourse or limited recourse under the applicable acquisition-related agreement to recover damages relating to the liabilities of our acquired companies and businesses.

We may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that we, and each of our acquired companies and businesses, had historically achieved or might achieve separately. In addition, we may not accomplish the integration smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the business of our acquired companies or businesses deteriorates, the anticipated cost savings, growth opportunities and other synergies of our acquired companies and businesses may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

We face significant competition from other UAV and aerospace technology companies, many of which have substantially greater resources and established market positions

The unmanned aerial systems industry is highly competitive and rapidly evolving, particularly in the areas of defense, public safety, industrial inspection, and autonomous logistics. As a developer of VTOL unmanned UAVs, long endurance electric multicopters, and sensor agnostic platforms, Dynamic Aerospace Systems competes with both legacy aerospace companies and newer drone focused entrants. We expect this competition to intensify as regulatory pathways for beyond visual line of sight operations become more defined and commercial drone applications expand globally.

Many of our competitors have substantially greater financial, management, research and marketing resources than we do. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In particular, our competitors may be able to obtain the relevant certification and approvals for their aircraft before us. Small business competitors may be able to offer more cost competitive products and services, due to their lower overhead costs, and take advantage of small business incentives and set-aside programs for which we are ineligible. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins.

We may not be able to keep pace with technological advances and we depend on advances in technology by other companies.

The defense and broader aerospace industry continues to undergo significant changes, primarily due to technological developments. Because of the rapid growth and advancement of technology, shifting consumer tastes and the popularity and availability of other forms of activities, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, the defense and broader aerospace industry. The development of specialized software and hardware is a costly, complex and time-consuming process, and investments in product development often involve a long wait until a return, if any, can be achieved on such investment. We might face difficulties or delays in the development process that will result in our inability to timely offer products that satisfy the market, which might allow competing products to emerge during the development and certification process. We anticipate making significant investments in R&D relating to our products and technology, but such investments are inherently speculative and require substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in the R&D process could result in delays in or the abandonment of product commercialization, may substantially increase development costs, and may negatively affect our results of operations. In the time it takes to develop or improve upon a product, that product may become obsolete.

It is impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market, and if we are not able to keep pace with these technological advances, then our revenues, profitability and results of operations may be materially adversely affected. However, if we struggle to adapt to an industry-shifting technological advancement or competitor offerings that render our products relatively less attractive or obsolete, including due to competitive pressures we face relative to other drone companies, it could have a material adverse effect on our business.

Further, we rely on and will continue to rely on components of our products that are developed and produced by other companies over which we have limited control. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies, and our ability to procure them from such third parties in a timely manner and on economically feasible terms. We may, from time-to-time, contract with and support companies developing key technologies in order to accelerate the development of such products for our specific uses. Such activities might not result in useful technologies or components for us.

Due to the nature of our products and services, a product safety failure, quality issue or other failure affecting our or our customers’ or suppliers’ products or systems could seriously harm our business.

Our products and services are highly sophisticated and specialized, involve complex advanced technologies, are often integrated with third-party products and services, and are utilized for specific purposes that require precision, reliability, and durability. Many of our products and services include both hardware and software that involve industrial machinery and intricate aviation and defense systems, including commercial and military jet engines, power and control systems, and other aircraft parts, and military sensors and command and control systems. Technical, mechanical, quality, electronic, and other failures may occur from time to time, whether as a result of manufacturing or design defect, operational process, or production issue attributable to us, our customers, suppliers, partners, third party integrators, or others. Product design changes and updates could also have associated cost and schedule impacts. In addition, our products could fail as a result of cyber-attacks, such as those that seize control and result in misuse or unintended use of our products, or other intentional acts. The impact of a catastrophic product or system failure or similar event affecting our or our customers’ or suppliers’ products or services could be significant, and could result in injuries or death, property damage, loss of strategic capabilities, loss of intellectual property, loss of reputation, and other significant negative effects. A product or system failure, or perceived failure, could lead to negative publicity, a diversion of management attention, and damage to our reputation that could reduce demand for our products and services. It could also result in product recalls and product liability and warranty claims (including claims related to the safety or reliability of our products) and related expenses, other service, repair and maintenance costs, labor and material costs, customer support costs, significant damages, and other costs, including fines and other remedies, and regulatory and environmental liabilities. We may also incur increased costs, delayed payments, reputational harm, or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated. Further, our insurance coverage may not be adequate to cover all related costs and we may not otherwise be fully indemnified for them. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.

Our customers may experience service failures or interruptions due to defects in the software, infrastructure, components or engineering system that compromise our products and services, or due to errors in product installation, any of which could harm our business.

Our products and services may contain undetected defects in the software, infrastructure, components or engineering system. Sophisticated software and applications, such as those adopted and offered by us in connection with or as a part of our VTOL, drone, and avionics offerings, may contain “bugs” that can unexpectedly interfere with the software and applications’ intended operations. Our communication services may from time to time experience outages, service slowdowns or errors. Defects may also occur in components or processes used in our products or for our services.

There can be no assurance that we will be able to detect and fix all defects in the hardware, software and services we offer. Failure to do so could result in decreases in sales of our products and services, lost revenues, significant warranty and other expenses, decreases in customer confidence and loyalty, losing market share to our competitors, and harm to our reputation.

Our future success depends on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management.

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key technical personnel and executive officers, including the contributions of Kent B. Wilson, our Chief Executive Officer and Executive Chairman, and Jeffrey D. Hail, our Chief Operating Officer, as well as other members of our management team, and the hiring, development, and retention of qualified technical, engineering, manufacturing, marketing, sales, and management personnel for our operations. The loss of services of any of these individuals could make it more difficult to achieve our business plans. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services. We do not currently maintain “key person” life insurance on the lives of our executives. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

We aim to significantly increase our headcount in the near-term, but have experienced, and continue to experience, challenges hiring highly qualified personnel including engineers, pilots, skilled laborers, and security clearance holders. Currently, there is a shortage of pilots that could exacerbate over time as more pilots in the industry approach mandatory retirement age which will affect our Training segment. We expect these difficulties to continue in the future. In addition, the cost of labor remains high. Some candidates and new personnel may have job-related expectations that differ from our current workforce and are inconsistent with our corporate culture. With respect to existing personnel, some may become required to receive various security clearances and substantial training in order to work on certain programs or perform certain tasks. Necessary security clearances may be delayed, which may impact our ability to perform on our U.S. government contracts. We also may not be successful in training or developing qualified personnel with the requisite relevant skills or security clearances. Moreover, some of our employees are covered by collective bargaining agreements. If we have additional challenges renegotiating agreements or if our employees pursue new collective representation, then we could experience additional costs and/or be subject to work stoppages. Any of the above factors could seriously harm our business.

If our information technology systems or data, or the third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, risks which are amplified by our work for world governments.

In the ordinary course of our business, we and the third parties with whom we work may process proprietary, confidential, and sensitive data, including personal data, and third-party intellectual property.

In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial participation, industrial development or localization agreements, sometimes referred to as offset agreements or offset contracts, as a condition to obtaining orders for our products and services. These offset agreements generally extend over several years and obligate the contractor to perform certain commitments, which may include in-country purchases, technology transfers, local manufacturing support, consulting support to in-country projects, investments in joint ventures and financial support projects, and preference for local suppliers or subcontractors. The customer’s expectations in respect of the scope of offset commitments can be substantial, including high-value content, and may exceed existing local technical capability. Failure to meet these commitments, which can be subjective and outside of our control, may result in significant penalties, and could lead to a reduction in sales to a country. Furthermore, some of our existing offset agreements are dependent upon the successful operation of joint ventures that we do not control and involve products and services that are outside of our core business, which may increase the risk of breaching our obligations, exposing us to compliance risks of the joint venture, and impairing our ability to recover our investment. For more information on our industrial development obligations, including the notional value of our remaining industrial development obligations and potential penalties for non-compliance, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Commitments”.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect and as a government contractor, these security threats are amplified. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), “hacktivists,” organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. We and the third parties with whom we work may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, ability to provide our products and services, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws prohibit such payments).

Additionally, hybrid and remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely upon third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised. We may share or receive sensitive information with or from third parties.

While we have implemented security measures designed to protect against security incidents, there can be No assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific industry-standard or otherwise reasonable security measures to protect our information technology systems and sensitive information.

Applicable data security and public company disclosure obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators and investors, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements, could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be No assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition, our insurance coverage may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices or that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of us or our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s with whom we work use of generative AI Technologies.

Market Size and Adoption Risks for Dynamic Aerospace Systems UAV Solutions

The sizes of the markets for our current and future UAV solutions may be smaller than we estimate.

Our addressable market projections for hybrid VTOL UAVs, all-electric multicopters, and public safety drones are based on internal models and third-party data. While we believe our assumptions are sound, market conditions, regulatory changes, or customer adoption may diverge from these assumptions. If the actual demand, pricing structure, or target applications for our UAV systems fall short of expectations, this could materially impair our growth trajectory, financial performance, and operational results.

The market for commercial UAVs, including hybrid VTOL platforms and electric multicopters, is still emerging and may not scale as expected.

The commercial UAV sector especially, in areas such as last-mile logistics, law enforcement, infrastructure monitoring, and autonomous delivery, is evolving rapidly but remains nascent. The speed and scale of adoption will depend heavily on regulatory frameworks (e.g., the US Federal Aviation Administration (“FAA”), the European Union Aviation Safety Agency (“EASA”), and the Dubai Civil Aviation Authority (“DCAA”)), operational proof points, and customer confidence in UAV-based workflows. If these markets develop more slowly than anticipated, or if drone-based operations face resistance due to safety, reliability, or cost concerns, our growth may be constrained.

The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements and could render our existing products obsolete.

Continuing technological changes in the market for our products could make our products and services less competitive or obsolete, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors’ products. If we are unable to devote adequate resources to develop new products or cannot otherwise successfully develop new products or enhancements that meet customer requirements on a timely basis, our products could lose market share, our revenue and profits could decline, and we could experience operating losses.

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue for us.

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create incremental revenue, or become profitable, which could materially harm our business, prospects, financial results, and liquidity.

We are still in the development and operational scaling phase for our UAV platforms and have not yet achieved mass production or full regulatory clearance.

While we have conducted test flights and achieved milestones such as completing VTC testing in Dubai under Emergency Services and Specialized Aviation (“ESSA”) guidelines our UAVs have not yet been certified under broad FAA or global drone regulations for all intended commercial use cases. Our G1 Hybrid VTOL and US-1 electric multicopter platforms remain in advanced development, but we have limited production history at volume scale. Additionally, many of our current and potential competitors have greater resources, broader certifications, or established manufacturing ecosystems, which may give them competitive advantages in cost, timeline, or customer acquisition.

Establishing consistent UAV manufacturing, engineering, and supply chain capabilities remains a key challenge.

Commercialization of our UAV platforms requires scalable, repeatable processes for airframe production, avionics integration, propulsion systems, and energy storage (both battery-electric and hybrid). Delays in building out our manufacturing or quality control processes, or disruptions in component supply chains particularly related to specialized motors, composite materials, or flight control systems may hinder our ability to meet volume demand or performance expectations.

Performance of our UAVs may differ from projections and real-world conditions may reveal design or system limitations.

Although we conduct rigorous testing, the final performance characteristics of our UAVs such as payload capacity, noise levels, battery endurance, and system longevity—may fall below projections due to software bugs, hardware wear, or unforeseen operational conditions. Like many autonomous systems, our UAVs rely on complex codebases and sensor fusion algorithms that may exhibit unforeseen behavior in the field. System updates, retrofits, or redesigns could increase operational costs or delay market entry.

Our UAV products and services are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

Our UAV products rely on complex avionics, sensors, user-friendly interfaces, and tightly integrated, electromechanical designs to accomplish their missions. Despite testing, our products have contained defects and errors and may in the future contain defects, errors, or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins. The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error, or failure in one of our products could result in injury, death or property damage and significantly damage our reputation and support for our products in general.

Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

We have limited experience manufacturing UAVs. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield, and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. The extent to which we will have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices is uncertain. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

If we experience harm to our reputation and brand by customers, employees or operators, our business, financial condition, and results of operations could be adversely affected.

Continuing to increase the strength of our reputation and brand for high-performing, sustainable, safe and cost-effective electric air mobility is critical to our ability to attract and retain customers and partners. In addition, our growth strategy includes international expansion through joint ventures or other partnerships with local companies that would benefit from our reputation and brand recognition. The successful development of our reputation and brand will depend on several factors, many of which are outside of our control. Negative perception of our aircraft or company may harm our reputation and brand, including as a result of:

•

complaints or negative publicity or reviews about us, independent third-party aircraft operators, passengers, or other brands or events that we associate with, even if factually incorrect or based on isolated incidents;

•	our involvement during times of war and other major conflicts, including the current conflicts between Russia and Ukraine and between Israel and Hamas;

•	changes to our operations, safety and security or other policies that customers, end-users or others perceive as overly restrictive, unclear or inconsistent with our values;

•	illegal, negligent, reckless or otherwise inappropriate behavior by operators or independent third parties involved in the operation of our business or by our management team or other employees;

•	actual or perceived disruptions or defects in our aircraft;

•	litigation over, or investigations by regulators into, our operations or those of our independent third-party aircraft operators;

•	a failure to operate our business in a way that is consistent with our values;

•	negative responses by independent third-party aircraft operators to new mobility offerings; or

•	any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Technology Development, Production, and Operational Risk Factors for Dynamic Aerospace Systems UAV Platforms

To reach commercial scale UAV production, we must complete the development of complex software, avionics, and propulsion technologies in collaboration with key suppliers, and there is no assurance these systems will be successfully brought to market.

Our hybrid VTOL UAVs and all electric multicopters rely on advanced flight control systems, edge-based autonomy, and multi-sensor fusion technologies. Coordinating development across suppliers, many of whom are also scaling emerging technologies, poses significant risk. Software bugs, hardware incompatibilities, or supply chain disruptions could delay production or impair product performance. In the event of supplier insolvency, labor disruption, or material shortages such as rare earth motors or lithium based batteries, our ability to meet delivery milestones could be compromised, negatively affecting revenue and customer confidence.

Our UAV platforms depend on emerging technologies that may not achieve commercial readiness, performance targets, or cost efficiency at scale

DAS depends on external partners for mission critical components including autonomous navigation modules, energy dense battery packs, and hybrid propulsion subsystems. If these systems fail to meet safety, durability, or cost targets, or cannot be manufactured at scale, we may face redesigns, warranty exposure, or regulatory setbacks. Technologies that perform well in prototype testing may experience failures in the field, particularly under real world environmental or operational stress. This could delay market entry or result in reputational damage.

Manufacturing and providing services for our drones and UAVs is highly dependent upon the availability of certain suppliers, thereby making us vulnerable to supply problems that could harm our business.

Our manufacturing processes within our drone and UAV manufacturing business rely on a limited number of third parties to supply certain key components and manufacture our products. Alternative sources of production and supply may not be readily available or may take several months to scale up and develop effective production processes. If a disruption in the availability of parts or in the operations of our suppliers were to occur, our ability to produce drones and UAVs to meet our contract requirements as well as our ability to provide support could be materially adversely affected. In certain cases, we have developed backup plans and have alternative procedures should we experience a disruption. However, if these plans are unsuccessful or if we have a single source, delays in the production and support of our drones and UAVs for an extended period of time could cause a loss of revenue and/or higher production and support costs, which could significantly harm our business and results of operations.

Scaling UAV production to meet demand presents manufacturing and certification challenges unique to the unmanned aerospace sector

Unlike traditional aerospace firms, we are focused on high-mobility UAV systems which require rapid assembly cycles, modular payload integration, and compliance with evolving drone regulations. The absence of standardized production precedents for electric or hybrid UAVs in high volumes means we must develop new manufacturing processes and quality controls from the ground up. Additionally, regulatory compliance with FAA Part 107 for small UAVs and future UAS BVLOS frameworks imposes a separate set of challenges from conventional airworthiness certification paths. Delays in system level testing, production tooling, or supplier readiness could significantly affect our go-to-market timeline.

As UAV operations scale, there is a risk of technical, human, or cyber failures leading to safety incidents and potential grounding

While our UAVs are designed for autonomous operation with minimal human oversight, operational issues such as software faults, system misconfigurations, or malicious interference such as cyberattacks remain risks. Any incident involving injury, damage, or regulatory violation, whether due to our systems or third party operators, could damage industry trust and trigger stricter regulation. Even perceived safety concerns may delay adoption in law enforcement, delivery, or infrastructure inspection sectors. Our reputation and operational viability depend heavily on sustained flight safety performance.

The operation of UAVs in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAVs in such environments and harm our business and operating results.

Urban environments may present certain challenges to the operators of UAVs. UAVs may accidentally collide with other aircraft, persons, or property, which could result in injury, death or property damage and significantly damage the reputation of and support for UAVs in general. As the usage of UAVs has increased, the danger of such collisions has increased. Further, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating UAVs in urban environments may limit their value in such environments, which may limit demand for our UAVs and consequently materially harm our business and operating results.

Mass production of UAVs will require thorough regulatory testing and approval which may not occur on the timelines anticipated

Each UAV system we develop must undergo rigorous flight testing to validate system reliability, endurance, autonomy, and electromagnetic compliance. For larger UAVs or those operating under BVLOS or within urban airspace, additional oversight from aviation authorities such as FAA, DCAA, or EASA will apply. Approval for production under these frameworks requires formal documentation, auditing, and adherence to evolving safety protocols. If certification timelines slip due to regulatory backlog or unforeseen test results, our production ramp and market launch will be delayed.

Our ability to meet production goals depends on finalizing UAV design, securing parts, establishing production lines, and completing systems integration on schedule

As of the date of this Registration Statement, our current program timelines depend on concurrent advancement in UAV architecture, embedded systems, and supplier onboarding. Any disruption from a late-stage design change to a shortage of key components could cascade into delays in manufacturing and delivery. External certification agencies such as the DCAA in the UAE or the FAA in the United States may also impose new conditions before operational flight approval is granted. Failure to meet these requirements on time would impact customer contracts, investor confidence, and our overall business outlook.

Risks Related to Legal and Regulatory Requirements

Many of our products and services are subject to local, state, federal and international regulatory frameworks that are costly to comply with, are subject to interpretation, may be dependent on political pressures and factors and/or are subject to change.

Many of the products we develop and manufacture are highly dependent on our ability to meet local, state, federal and international regulations. In particular, our ability to meet the certification requirements for our products in the United States and abroad could determine the ability to sell, deliver, and manufacture our products, and therefore, could impact our operating results. These regulations include design and manufacture of products and components. While a common framework exists among many regulatory authorities allowing for recognition of different regulatory approvals by other regulatory entities, often times there are differences that require additional validation to meet the requirements of a specific entity. The risk not only lies in the viability of a particular product but also the time to market. Delays in the process are not unusual and can lead to delays in bringing product to market. These delays could result in financial and competitive impacts on the Company’s operations. For a description of the regulatory frameworks that apply to our products and services, see the section titled “Business— Government Regulation.”

Our business is highly regulated and our ability to generate revenues and profit may be limited by regulatory restrictions and/or changes and the speed with which such restrictions and/or changes occur.

Aerospace manufacturers and aircraft operators are subject to extensive regulatory and legal requirements that involve significant compliance costs. The Civil Aviation Authorities may issue regulations relating to the operation of aircraft that could require significant expenditures. Implementation of the requirements created by such regulations may result in increased costs for our electric air mobility passengers and us. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of our operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising fares, reducing revenue and increasing costs. Moreover, the nature of and the speed with which these regulations are completed and implemented pose a risk for our financial performance and condition, timing of growth and overall potential. As a result, we cannot ensure that these and other laws or regulations enacted in the future will not have a negative impact on our business, financial condition, and results of operations.

Governments and regulatory agencies in the markets where we manufacture and sell drone products may enact additional regulations relating to product safety and consumer protection in the future, and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expenses in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could have a negative impact on our business, financial condition, and results of operations.

We are subject to the risks associated with conducting international business operations.

In addition to our U.S. operations, we also plan to have international operations throughout the world, including in the United Arab Emirates, East Africa, and Greece; to sell our products and services to international dealers and customers, including foreign governments; and to engage in sales and marketing efforts in many foreign jurisdictions. In international sales, we face substantial competition from both U.S. manufacturers and international manufacturers whose governments sometimes provide R&D assistance, marketing subsidies and other assistance for their products and services. International sales present risks that are different and potentially greater than those encountered in our U.S. business. In 2023, a majority of our total net sales were from international customers. International sales are subject to numerous political and economic factors, including changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates, the possibility of trade sanctions and other government actions, regulatory requirements, significant competition, taxation, and other risks associated with doing business outside the United States. Sales of military products and services and any associated industrial development (offset) agreements are subject to U.S. export regulations and foreign policy, and there could be significant delays or other issues in reaching definitive agreements for announced programs. See “—We cannot predict the consequences of future macroeconomic conditions or geopolitical events, but they may adversely affect market and economic conditions, the markets in which we operate, our ability to insure against risks, our operations or our profitability.”

We anticipate that our international business will be conducted by direct commercial sales (“DCS”) to international customers. DCS transactions represent sales directly to international customers and are subject to U.S. and foreign laws and regulations, including product testing, import-export control, economic sanctions, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Control Reform Act of 2018. While we have extensive policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who also are exposed to similar risks.

We believe DCS transactions present a higher level of potential risks because they involve direct commercial relationships with parties with which we typically have less familiarity. Additionally, international procurement and local country rules and regulations, contract laws and judicial systems differ from those in the United States and, in some cases, may be less predictable than those in the United States, which could impair our ability to enforce contracts and increase the risk of adverse or unpredictable outcomes, including the possibility that certain matters that would be considered civil matters in the United States are treated as criminal matters in other countries.

Additionally, changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the outcome of the 2024 U.S. presidential election, if any, may have a material adverse effect on our business in the future, or may require us to exit a particular market or significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, including economic sanctions and export license requirements, which could also result in an adverse effect on our business and results of operations.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

We recently announced procurement of licenses specific to establish a drone-based delivery service in Dubai, UAE, in the name of our subsidiary GAC. We have intentions to establish offices in the UAE in the future, and intend to maintain inventory and employees at that location. Our subsidiary, Vayu, has also received drone orders from Nigeria through All American Contracting.

We intend to expand our international presence as part of our business strategy. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will amplify the effects of these risks, which include, among others:

•	differences in culture, economic and labor conditions and practices;
•	the policies of the U.S. and foreign governments;
•	disruptions in trade relations and economic instability;
•	differences in enforcement of contract and intellectual property rights;
•	social and political unrest;
•	natural disasters, terrorist attacks, pandemics or other catastrophic events;
•

complex, varying and changing government regulations and legal standards and requirements, particularly with respect to tax regulations, price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including the Foreign Corrupt Practices Act;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and
•	greater difficulty in accounts receivable collections and longer collection periods.

We are also affected by domestic and international laws and regulations applicable to companies doing business abroad or importing and exporting goods and materials. These include tax laws, laws regulating competition, anti-bribery/anti-corruption and other business practices, and trade regulations, including duties and tariffs. Compliance with these laws is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross-border transactions could materially and adversely affect our results of operations and financial position.

There are other risks that are inherent in international operations, including the potential for changes in socio-economic conditions, laws and regulations, including, among others, competition, import, export, labor and environmental, health and safety laws and regulations, and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes, unsettled political conditions; government-imposed plant or other operational shutdowns, backlash from foreign labor organizations related to our restructuring actions, corruption; natural and man-made disasters, hazards and losses, violence, civil and labor unrest, and possible terrorist attacks.

Additionally, if the opportunity arises, we may expand our operations into new and high-growth international markets. However, there is no assurance that we will expand our operations in such markets in our desired time frame. To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated time frame or at all. If we are unsuccessful in expanding into new or high- growth international markets, it could adversely affect our operating results and financial condition.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, intellectual property, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In conjunction with defense procurements, some international customers require contractors to comply with industrial cooperation regulations, including entering into industrial participation, industrial development or localization agreements, sometimes referred to as offset agreements or offset contracts, as a condition to obtaining orders for our products and services. These offset agreements generally extend over several years and obligate the contractor to perform certain commitments, which may include in-country purchases, technology transfers, local manufacturing support, consulting support to in-country projects, investments in joint ventures and financial support projects, and preference for local suppliers or subcontractors. The customer’s expectations in respect of the scope of offset commitments can be substantial, including high-value content, and may exceed existing local technical capability. Failure to meet these commitments, which can be subjective and outside of our control, may result in significant penalties, and could lead to a reduction in sales to a country. Furthermore, some of our existing offset agreements are dependent upon the successful operation of joint ventures that we do not control and involve products and services that are outside of our core business, which may increase the risk of breaching our obligations, exposing us to compliance risks of the joint venture, and impairing our ability to recover our investment. For more information on our industrial development obligations, including the notional value of our remaining industrial development obligations and potential penalties for non-compliance, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, the United Kingdom’s General Data Protection Regulation (collectively, the “GDPR”), and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) impose strict requirements for processing personal data. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI/machine learning to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/machine learning, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (the “EEA”) and the United Kingdom (the “UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is No assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is No lawful manner for us to transfer personal data from the EEA, the United Kingdom or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and the United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Our international operations require us to comply with U.S. and certain foreign anti-corruption laws and regulations, export and import controls, economic sanctions and embargoes. We could face liability and other serious consequences for violations, which could materially adversely affect our business and reputation.

We are subject to anti-corruption laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other state and national anti-bribery laws in the countries in which we currently conduct activities, as well as those of any countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors and other third-party collaborators from offering, promising, giving, soliciting, receiving, or authorizing others to give, solicit, or receive anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We may engage third parties to sell our products or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals outside the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

We are also subject to export control and import laws and regulations and economic and financial sanctions and trade embargoes, including the U.S. Export Administration Regulations (“EAR”) administered and enforced by the U.S. Department of Commerce, the International Traffic in Arms Regulations (“ITAR”) administered and enforced by the U.S. Department of State, U.S. Customs regulations, and various economic and financial trade sanctions regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Department of State, the United Nations Security Council, the EU and other relevant export controls and sanctions authorities.

Pursuant to these laws and regulations, we are required, among other things, to (i) maintain a registration under the ITAR (which controls the export of defense-related items and services), (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology under U.S., EU and other applicable laws, and (iii) obtain licenses or other forms of government authorization to engage in the conduct of our business. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions. EU sanctions and export controls operate in a similar manner. Changes in U.S., EU or foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our business as planned. Any changes in export control laws and regulations or U.S., EU and other government licensing policy may restrict our operations. For example, given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be No assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

Although we maintain written policies, and have implemented procedures and safeguards, that are reasonably designed to maintain compliance with export controls, import laws, and economic and financial sanctions, there is No certainty that all of our employees or agents for which we may be held responsible, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with all applicable anti-corruption, export and import control, and sanctions laws and regulations. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions laws and regulations. Violations of these laws and regulations could result in significant penalties, including: civil fines; criminal sanctions against us, our officers, or our employees; imprisonment; the closing down of facilities, including those of our suppliers and manufacturers; disgorgement of profits; injunctions and debarment from government contracts; requirements to obtain export licenses; cessation of business activities in sanctioned countries; implementation of compliance programs; and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries, as well as difficulties in manufacturing or continuing to develop our products, and could materially adversely affect our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.

We may be unable to source and sell our products profitably or at all if new trade protections are imposed or existing protections become more burdensome.

The United States and the countries in which our products are produced or sold have imposed and may impose additional quotas, duties, tariffs, or other measures, or may adversely adjust prevailing quota, duty, or tariff levels. Such actions could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. Countries impose, modify, and remove tariffs and other trade measures in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs, customs, and other trade measures. Trade protections, including tariffs, quotas, safeguards, duties, and customs restrictions, could increase the cost or reduce the supply of products available to us, could increase shipping times, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.

Risks Related to our Manufacturing Business

We may experience component shortages, delays, price fluctuations and supplier quality concerns.

We generally do not have long-term supply agreements. We have experienced from time to time and are currently experiencing significant component shortages related to semiconductors and longer lead-times due to supplier capacity constraints. Supply chain constraints and delays can be caused by world events, such as government policies, tariffs, trade wars, trade disputes and trade protection measures, terrorism, armed conflict, natural disasters, economic recession, increased demand due to economic growth, preferential allocations, transportation challenges, and other localized events. Further, we rely on a limited number of suppliers for many of the components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular component. Such suppliers may encounter quality problems, labor disputes or shortages, financial difficulties or business continuity issues that could prevent them from delivering components in time or at all. Supply shortages and delays in deliveries of components may result in delayed production of assemblies, which reduces our revenue and operating profit for the periods affected. Additionally, a delay in obtaining a particular component may result in other components for the related program being held for longer periods of time, increasing working capital, risking inventory obsolescence, and negatively impacting our cash flow. Due to the highly competitive nature of our industry, an inability to obtain sufficient inventory on a timely basis or successfully execute on our business continuity processes, could also harm relationships with our customers and lead to loss of business to our competitors.

Increased competition may result in reduced demand or reduced prices for our services.

The industries in which we operate are highly competitive. We compete against numerous providers with national or global operations, as well as those which operate only on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of designing, manufacturing, and servicing products internally and may choose to design, manufacture or service products (including products or product types that we currently design, manufacture, or service for them) themselves rather than outsource such activities. Consolidations and other changes in our industry may result in a changing competitive landscape. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or otherwise become increasingly competitive. Increased competition could result in significant price reductions, reduced sales and margins, or loss of market share.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q or 10-K, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this report:

On September 23, 2025, we entered into a Secured Convertible Promissory Note with a third-party investor in the principal amount of $138,000. The note is convertible any time after six months from the issuance date at the option of holder at a conversion price equal to the lower of $1.00 or 90% of the lowest VWAP for the ten prior trading days. In connection with the note, we issued a four-year warrant to purchase 120,000 shares of our Common Stock at an exercise price of $1.50 and 18,000 shares of our Common Stock.

On September 24, 2025, holders converted 250,000 shares of Series A Preferred Stock into 750,000 shares of Common Stock at the prescribed ratio of three shares of Common Stock per share of Series A Preferred Stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description
4.1	Secured Convertible Promissory Note (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed with the Commission on July 10, 2025)
4.2	Platinum Point Capital, LLC, Warrant (incorporated by reference from Exhibit 4.2 to Current Report on Form 8-K filed with the Commission on July 10, 2025)
10.1	Stock Purchase Agreement dated February 25, 2025 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on March 3, 2025)
10.2	Asset Purchase Agreement – Vayu (US) Inc., dated April 1, 2025 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on April 7, 2025)
10.3	Asset Purchase Agreement – Global Autonomous Corporation, dated April 1, 2025 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on April 7, 2025)
10.4	Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on July 10, 2025)
10.5	Equity Purchase Agreement (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on August 6, 2025)
10.6	Memorandum of Understanding with Drops Smart Hubs (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1/A, filed with the Commission on September 9, 2025)
10.7

Memorandum of Understanding between Dynamic Deliveries and Noon Fulfillment (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1/A, filed with the Commission on September 9, 2025)

10.8	Financial Advisor Agreement with A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1/A, filed with the Commission on September 9, 2025)
10.9	Wilson Employment Agreement (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1/A, filed with the Commission on September 9, 2025)
10.10	Hail Employment Agreement (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1/A, filed with the Commission on September 9, 2025)
10.11	Rigney Employment Agreement (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1/A, filed with the Commission on September 9, 2025)
10.12	Kantrowitz Employment Agreement (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1/A, filed with the Commission on September 9, 2025)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOQLY, INC.

Date: November 14, 2025	By:	/s/ Kent B. Wilson
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kent B. Wilson
Interim Chief Financial Officer/Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer)

