Form 10-K
period 2025-12-31
DYNAMIC AEROSPACE SYSTEMS Corp
filed 2026-04-15
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

000-56399

DYNAMIC AEROSPACE SYSTEMS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	86-2265420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3753 Plaza Drive

Ann Arbor, Michigan 48108

(Address of principal executive offices)

734-773-3776

(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 13, 2026, there were 27,583,300 shares outstanding, which includes 500,000 shares issued in connection with an equity line of credit arrangement for which the proceeds had not yet been received as of December 31, 2025.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025, was $9,783,390.

DYNAMIC AEROSPACE SYSTEMS CORPORATION

Annual Report on Form 10-K

This Annual Report on Form-10-K contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	history of operating losses, our ability to develop and implement our business strategies and grow our business:

•	the success, progress, timing and costs of our efforts to evaluate or consummate various strategic acquisitions, collaborations, and other alternatives if in the best interests of our stockholders;

•	our ability to timely source adequate supply of our development products from third-party manufacturers on which we depend;

•	the potential, if any, for future development of any of our present or future products;

•	our ability to identify and develop additional uses for our products;

•	our ability to attain market exclusivity and/or to protect our intellectual property and to operate our business without infringing on the intellectual property rights of others;

•

the ability of our Board of Directors to influence control over all matters put to a vote of our stockholders, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction;

•	our status as a controlled company, and the possibility that ACP’s interests may conflict with the interests of our other stockholders;

•	inability to satisfy continued listing requirements and possible delisting; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Form 10-K and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. In particular, forward-looking statements include, but are not limited to, any statements that are not statements of current or historical facts, such as statements relating to our expectations for the development, manufacturing, regulatory approval, and commercialization of our products and services, the accuracy of our estimates regarding expenses, future revenues and capital requirements, our ability to execute our plans and the timing and costs of these development programs, and estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements.

Any forward-looking statements in this Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements included herein speak only as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements above. Except as required by law, we expressly disclaim any obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q, and 8-K filed with the U.S. Securities and Exchange Commission from time to time.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of our common stock.

PART I

ITEM 1. BUSINESS

General Overview

The Company was incorporated in Nevada on February 19, 2021, as “MyTreat, Inc.” On May 12, 2021, the Company changed its name to BrooQLy Inc. pursuant to an amendment to the Company’s Articles of Incorporation.

In 2025, we adopted the trade name Dynamic Aerospace Systems to reflect our new strategic focus on autonomous aerospace technologies and to align with our expanded emphasis on UAV innovation and logistics. This rebranding coincided with significant corporate developments, including the acquisition of assets of Vayu (US) Inc., Impossible Aerospace Corporation, and Global Autonomous Corporation from Alpine 4 Holdings, Inc. on April 1, 2025. These acquisitions strengthened our technological capabilities and market position in the UAV sector. Additionally, the appointment of Jorge L. Torres, a FedEx logistics expert, to our Board of Directors enhanced our strategic expertise in logistics and supply chain optimization. Since February 25, 2025, the Company has been doing business as Dynamic Aerospace Systems. In January 2026, the Company filed an amendment to its Articles of Incorporation to change the name of the Company to Dynamic Aerospace Systems Corporation.

In this Form 10-K, the Company will be referred to as “Dynamic Aerospace Systems,” “DAS,” “we,” “us,” “our,” or the “Company.”

Dynamic Aerospace Systems is a leader in unmanned aerial vehicle (“UAV”) manufacturing and autonomous logistics, focusing on advanced vertical takeoff and landing (“VTOL”) drones and UAV technologies, such as the Company’s G1 VTOL and US-1 electric rotor copter. We serve government, defense, and commercial sectors, delivering solutions for logistics, surveillance, reconnaissance, and mission-critical operations across the United States, Gulf Coast nations, and NATO countries. Our mission is to optimize efficiency, reduce risk, and accelerate delivery through autonomous aerial solutions that enhance operational effectiveness and situational awareness.

Our Products and Solutions

DAS is based in Ann Arbor, Michigan, and is an original equipment manufacturer (“OEM”) of unmanned aerial vehicles (“UAVs”). DAS seeks to help pioneer the future of unmanned flight, logistics, and public safety through advanced UAV platforms, intelligent delivery networks, and globally compliant flight systems. Built on a foundation of proprietary technology and mission-specific engineering, DAS delivers versatile, long-endurance UAVs tailored for real-world applications in both commercial and governmental sectors.

Core UAV Platforms

-

US-1 Electric Multicopter (“US-1”): Originating from Impossible Aerospace and with design cues from Tesla, the US-1 is now part of DAS’s fleet of UAVs. The US-1 is a multicopter and is capable of 70+ minutes of flight time with a 3 kilogram payload. The US-1’s patented battery-integrated airframe offers superior energy density, enabling extended missions with exceptional structural stability and flight control. Management believes that the US-1 will be ideal for applications including aerial surveillance, search and rescue, and urban logistics, and it offers law enforcement a cost-effective alternative to traditional helicopters

-

G1-VTOL Long-Range Hybrid (“G1”): The G1-VTOL, developed by Vayu Aerospace and now upgraded by DAS as the G1, delivers up to 11 hours of endurance and true hybrid vertical takeoff and landing (“VTOL”) capabilities. Originally deployed for remote medical deliveries in Africa, the G1 has been flight-tested under Emergency Services and Specialized Aviation (“ESSA”) regulations in Dubai, completing phase 1 & 2 Validation Test Campaign (VTC) testing as part of DAS's operational integration with UAE authorities. The G1’s long-range autonomy and modular payload bay make it ideal for logistics; intelligence, surveillance, and reconnaissance (“ISR”), and humanitarian missions.

-

Mitigator-Class Tactical Drone (the “Mitigator”): Compact, crash-resistant, and field-ready, the Mitigator is engineered for law enforcement and tactical operations. It thrives in rugged environments, supports close-quarter maneuvering, and provides durable ISR capabilities under pressure. Its design allows rapid redeployment and real-time situational awareness in urban or high-risk zones.

Sensor-Agnostic Architecture

A key differentiator of DAS’s UAV platforms is their sensor-agnostic architecture. All DAS aircraft are engineered to accommodate a wide range of payloads, allowing for simultaneous integration of multiple sensors. Management believes that this flexibility will allow DAS platforms to be reconfigured for multi-domain operations, surveillance, scientific research, infrastructure inspection, disaster relief, and more based on mission demands.

Patent Portfolio

DAS holds a growing portfolio of patents and patent-pending technologies that form the foundation of its UAV platforms and operational infrastructure. These filings protect innovations across several critical areas, including:

-	Battery-Integrated Airframe Design: As utilized in the US-1 electric multicopter, this patented structural system maximizes energy density while enhancing flight control and frame stability.

-	Mesh-Based Autonomous Delivery System Utilizing Mobile Fulfillment Nodes and Distributed Kiosks.

-	Modular Autonomous Delivery System with Mobile Fulfillment Node for UAV-Agnostic Package Transfer.

These technologies form the core of DAS’s competitive edge and enable scalable, regulatory-compliant UAV deployment across multiple global markets.

On January 6, 2026, the Company announced the addition of seven newly filed provisional patent applications to its growing intellectual property portfolio. Management feels that these patents will bolster the Company’s product offering of drone systems, consisting of the following

-	Mesh-Based Autonomous Delivery System Utilizing Mobile Fulfillment Nodes and Distribution Kiosks (Provisional Patent: US 63/810,973)

-	Modular Autonomous Delivery System with Mobile Fulfillment Note for UAV Agnostic Package Transfer (Provisional Patent: 63/845,043)

-	Interceptor Drone With Low-Collateral Defeat Mechanism and Swarm Coordination (Provisional Patent: 63/861,531)

-	Sealed, Single-Use, Electronically Activated Less-Than-Lethal Cartridge for Mounted UAS Deployment (Provisional Patent: 63/949,732)

-	Integrated Tactical Entry Unmanned Aerial System with On-Board, Electronically Activated Cartridge (Provisional Patent: 63/949,770)

-	Autonomous Drone Package Delivery System with Dynamic Landing on a Mobile Robotic Platform (Provisional Patent: 63/949,777)

-	Autonomous Vehicle Delivery System with Robotic Drone Capture for Continuous Package Replenishment (Provisional Patent: 63/949,779)

Strategic Importance

Management feels that these patents represent core pillars of the Company’s intellectual property portfolio, and that they directly support the Company’s operational focus on endurance, autonomy, and scalability. Management anticipates that as the Company continues expanding into logistics, security, and defense markets, these technologies will allow the Company to meet real-world demands with adaptable, high-performance drone systems.

Dynamic Deliveries: Mesh-Driven Logistics

DAS operates Dynamic Deliveries; a division focused on building autonomous mesh logistics networks. By way of background, a mesh logistics network is a decentralized approach to managing the flow of goods, where each node (e.g., a warehouse, distribution center, or delivery vehicle) is directly connected to multiple other nodes, forming a network that allows for flexible and efficient routing of shipments. These systems have numerous advantages, including decentralization. with no single central point of failure; direct connections, where different notes are connected to several other nodes; and dynamic routing, allowing the network to adapt to changing conditions by finding the most efficient route for each shipment.

Through Dynamic Deliveries, DAS plans to use its proprietary autonomous mesh fulfillment network to leverage DAS’s long-range UAVs to enable high-frequency, last-mile delivery through a geofenced network of takeoff and recovery nodes.

The DAS system is purpose-built for use in urban and semi-rural environments, allowing for the automated delivery of goods, medicine, and supplies at scale particularly where road-based logistics are constrained or inefficient.

International Expansion Strategy

Europe: DAS plans to enter the European market via a strategic Memorandum of Understanding (“MOU”) with Drops Smart Hubs, an urban drone infrastructure platform. Management anticipates that this partnership will enable the rollout of smart delivery hubs across European cities, offering high-volume autonomous fulfillment solutions for ecommerce, pharma, and food delivery providers.

United Arab Emirates (UAE): As of the date of this Annual Report, DAS was in the process of working with the Dubai Civil Aviation Authority (DCAA). Through ongoing collaboration and early adoption of local flight corridor frameworks, DAS has completed two of its three VTC testing of the G1 UAV under the ESSA regulatory framework. These tests mark a major milestone toward Beyond Visual Line of Sight (“BVLOS”) operational approval and integration into Dubai’s national drone delivery infrastructure.

•	As of the date of this Annual Report, DAS had earned the DCAA Certification: DCAA-E-Cert-011-2023-023.

United States: DAS is fully committed to U.S. regulatory compliance and as of the date of this Annual Report, was actively aligning its aircraft, operations, and pilot protocols with the latest FAA requirements under Part 107 (Remote Pilot Certificate), Part 135 (Air Carrier and Operator Certification), and Part 89 (Remote Identification of Unmanned Aircraft). DAS’s aircraft and flight operations are being actively adapted on an ongoing basis to meet evolving U.S. standards for commercial UAV deployment.

•	Part 107 Certification (Commercial UAV Operations):

DAS plans to require all UAV operators to hold a valid FAA Part 107 Remote Pilot Certificate. Management anticipates that Pilots will undergo recurrent training every 24 months and complete FAA-mandated aeronautical knowledge testing. DAS’s operations will follow all Part 107 rules, including visual line-of-sight (“VLOS”) operations, pre-flight inspections, and real-time flight logging. DAS also plans to integrate FAA-approved protocols for nighttime operations, incident reporting, and safety assessments across its flight teams.

•	Part 135 Certification (Drone Delivery / BVLOS Operations):
To enable long-range, autonomous delivery services, DAS plans to pursue Part 135 air carrier certification for the G1 UAV. This process will include the preparation and submission of:

•	A comprehensive Operations Manual;
•	Safety Risk Management documentation;
•	Maintenance and training program plans;
•	Environmental and community impact assessments;
•	A phased operational testing plan, modeled after current FAA approval pathways.

•

As of the date of this Annual Report, DAS was working with designated FAA liaisons to advance the G1 through the applicable Part 135 certification track required for BVLOS and payload-carrying operations in U.S. airspace.

•	Part 89 (Remote ID Compliance):
As of the date of this Annual Report, DAS UAVs are in compliance with FAA Remote ID requirements as of the March 2024 enforcement deadline. Our aircraft:

o	Contain standard Remote ID modules with integrated broadcast capabilities; or
o	Operate using certified Remote ID broadcast modules.

Revenue Strategy and Monetization

DAS plans to operate under a diversified revenue model that will include both hardware and recurring service income streams. Our core monetization strategies include:

•	UAV Platform Sales: Direct sales of proprietary UAVs (US-1, G1, Mitigator) to commercial, public safety, and governmental customers.
•	Drone-as-a-Service (DaaS): Subscription-based flight services for customers requiring mission-specific UAV operations with or without ownership.
•	Dynamic Deliveries Logistics Network: Monetized through software licensing, fulfillment fees, and long-term infrastructure partnerships with cities and enterprises.
•	Custom Payload & Integration Services: Revenue from sensor configuration, mission-specific integrations, and compliance support.
•	Government Contracts & Joint Ventures: Strategic engagement with public-sector agencies for ISR, delivery, and emergency response applications.

Management believes that this multi-channel approach will enable DAS to generate both near-term sales and long-term recurring revenue.

Market Opportunity

According to 2025 reports by Mordor Intelligence, the global unmanned aerial vehicle (UAV) and drone markets are projected to exceed $110 billion by 2030, driven by increasing demand for aerial logistics, surveillance, infrastructure inspection, and disaster response. Within these markets, drone logistics alone is expected to grow at a compound annual growth rate of over 40% through 2028, fueled by urban congestion, last-mile delivery challenges, and regulatory evolution supporting BVLOS operations.

Management believes that DAS is uniquely positioned to capture market share across multiple verticals:

•	Public Safety and Law Enforcement: Replacement of helicopters and improved situational response.
•	Medical and Emergency Delivery: Long-range UAVs delivering medicine and supplies to hard-to-reach regions.
•	E-Commerce and Urban Logistics: Autonomous aerial fulfillment in areas underserved by traditional delivery infrastructure.
•	Government ISR and Tactical Support: Reliable platforms for defense-adjacent surveillance and field operations.

DAS management believes that by combining vertically integrated hardware with regulatory-compliant delivery networks, DAS will be able to address a wide spectrum of both current and emerging UAV use cases.

Competitive Landscape

The UAV sector is highly competitive and rapidly evolving. As of the date of this Annual Report, key players included:

•	Zipline: Specializes in long-range medical delivery, primarily in Africa and the U.S.
•	Wing (Alphabet): Focuses on last-mile delivery via small drones in limited urban settings.
•	Skydio: Offers autonomous drones for public safety and inspection, primarily in the U.S.
•	DJI: Dominates global consumer and prosumer drone markets, with limited public safety and logistics use.

Management believes that DAS differentiates itself through:

•	Hybrid and Electric VTOL Aircraft with superior flight endurance and payload versatility.
•	Sensor-Agnostic Architecture that allows real-time reconfiguration across multiple mission profiles.
•	Regulatory-First Strategy, including active pursuit of Part 135 certification and operational testing under various international authorities including the Dubai Civil Aviation Authority.
•	Vertically Integrated Logistics via Dynamic Deliveries, enabling DAS to offer both the platform and infrastructure behind aerial supply chains.

By bridging hardware, autonomy, and compliance infrastructure, DAS is establishing itself as a full-stack UAV solution provider for commercial and public-sector clients.

Vision and Impact

DAS’s management envisions a world where unmanned aerial systems support real-time logistics, life-saving missions, and responsive infrastructure from the air. By combining DAS’s vertically integrated manufacturing, modular UAV platforms, and global regulatory compliance, management believes that DAS is building the aerial backbone of tomorrow’s mobility and logistics networks.

Competition

As of the date of this Annual Report, our principal competitors included the following:

(i) For our UAV Platforms:

DJI Da Jiang Innovations; Elbit Systems Ltd.; Lockheed Martin Corporation; L3Harris Technologies; Martin UAV; Teledyne FLIR; Textron Systems Aerosonde; and Northrop Grumman.

(ii) For long duration or hybrid VTOL drone systems:

Shield AI; Anduril Industries; Edge Autonomy; Kratos Defense; and Silent Falcon UAS Technologies.

(iii) For ISR and Tactical Training Applications:

Draken International; Tactical Air Support; Top Aces; Airborne Tactical Advantage Company ATAC; Tactical Air Defense Services; Brinc Drones; and Teal Drones, a subsidiary of Red Cat Holdings.

(iv) For avionics, autonomy, and onboard sensor systems:

uAvionix Corporation; Collins Aerospace; Avidyne Corporation; Garmin Ltd.; Dynon Avionics; and Honeywell Aerospace.

(v) For all electric or next generation UAV mobility platforms:

While we do not develop crewed air taxis or passenger VTOL vehicles, our systems may compete in logistics or infrastructure markets against companies like Zipline; Wing Alphabet; Matternet; Percepto; and Skydio.

Many of these competitors have more extensive technical, financial, and operational resources than we currently possess. They may be able to leverage scale advantages, global supplier relationships, or government contracts to accelerate market entry. Additionally, traditional defense contractors may receive procurement priority or strategic support that enhances their market position.

As the UAV industry matures, we anticipate continued consolidation, new regulatory standards, and the emergence of new entrants both domestic and international that may challenge our positioning. We believe our differentiated focus on hybrid endurance, modular payload design, and international flight operations readiness for example in the UAE and Europe provides a competitive edge, but there is no guarantee we will maintain a leadership position in any segment.

Aerospace / Drones

There has been a proliferation of startups in the drone industry, driving fragmentation and lowering prices. We believe that this fragmentation does little to address the needs of users of drones or our future customers. We expect that as the industry grows, customers will ultimately rely on companies and platforms that consolidate solutions to unify the key categories of the drone industry. We expect competition in the drone industry, which is already intense, to increase as other companies enter the drone market, as customers’ requirements evolve, and as new products and technologies are introduced. Several of our competitors have greater name recognition, much longer operating histories, greater financial resources, more and better-established customer relationships, larger sales forces and significantly greater resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us, hampering our ability to successfully compete with respect to certain of these factors. Increased competition may lead to price cuts or the introduction of products available for free or at a nominal price, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition may be harmed if we fail to meet these competitive pressures.

Suppliers

We rely on a network of specialized suppliers for critical UAV components, including propulsion systems, batteries, avionics, and composite materials. These suppliers are selected based on quality, reliability, and compliance with aerospace standards. While we seek to maintain multiple qualified sources for key parts, certain components are sourced from single or limited suppliers, which could expose us to supply chain disruptions, lead time extensions, or price fluctuations. We actively manage these relationships through long-term agreements where possible and by monitoring supplier performance to mitigate risks associated with supply interruptions.

Government Regulation

The Company is subject to standard workspace governmental regulations including, but not limited to, Occupational Safety and Health Administration (“OSHA”) and Environmental Protection Agency (“EPA”) requirements for our facilities.

Our operations are subject to various federal, state and local laws and regulations including: (i) authorization from the FCC for operation in various licensed frequency bands; (ii) FAA regulations and approvals unique to the operation of commercial or industrial drones; (iii) customers’ licenses from the FCC; (iv) licensing, permitting and inspection requirements applicable to contractors, electricians and engineers; (v) regulations relating to worker safety and environmental protection; (vi) permitting and inspection requirements applicable to construction projects; (vii) wage and hour regulations; (viii) regulations relating to transportation of equipment and materials, including licensing and permitting requirements; (ix) building and electrical codes; and (x) special bidding, procurement and other requirements on government projects.

We believe we have the licenses materially required to conduct our operations, and we are in substantial compliance with applicable regulatory requirements. The operation of our manufactured products by our customers (network providers and service providers) in the U.S. or in foreign jurisdictions in a manner not in compliance with local law could result in fines, business disruption, or harm to our reputation. The changes to regulatory and technological requirements may also alter our product offerings, impacting our market share and business. Failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or could give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

Patents and Proprietary Technology

The success of our business and technology leadership is supported by our proprietary technology. We rely upon a combination of patent, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. As of December, 2025, we had seven Provisional US Patents, consisting of one Final Patent and two Provisional US Patent Applications.

Patent Title	Reference Number	Owner/Assignee	Application Date	Expiration Date
US Patents
Battery-Integrated Airframe Design: As utilized in the US-1 electric multicopter, this patented structural system maximizes energy density while enhancing flight control and frame stability.	US20210197978	Dynamic Aerospace Systems Corporation	07/01/2021	07/01/2041
Mesh-Based Autonomous Delivery System Utilizing Mobile Fulfillment Nodes and Distributed Kiosks.	US 63/810,973 Provisional		05/14/2025	05/14/2045
Modular Autonomous Delivery System with Mobile Fulfillment Node for UAV-Agnostic Package Transfer.	US 63/845,043 Provisional		06/24/2025	06/24/2045
Interceptor Drone with Low-Collateral Defeat Mechanism and Swarm Coordination	US 63/861,531 Provisional		8/11/2025	08/11/2045
Sealed, Single-Use, Electronically Activated Less-Than-Lethal Cartridge for Mounted UAS Deployment	US 63/949,732 Provisional		12/16/2025	12/16/2045
Integrated Tactical Entry Unmanned Aerial System with On-Board, Electronically Activated Cartridge	US 63/949,770 Provisional		12/16/2025	12/16/2045
Autonomous Drone Package Delivery System with Dynamic Landing on a Mobile Robotic Platform	US 63/949,777 Provisional		12/16/2025	12/16/2045
Autonomous Vehicle Delivery System with Robotic Drone Capture for Continuous Package Replenishment	US 63/949,779 Provisional		12/16/2025	12/16/2045

Recent Developments

Ticker Reservation for Future Uplisting

In connection with its longer-term strategic goals, the Company has reserved the ticker symbol “DAS” representing “Dynamic Aerospace Systems,” in preparation for a future uplisting on the New York Stock Exchange (“NYSE”). While there is no guarantee of an uplisting occurring, the reservation of the DAS ticker symbol with the NYSE reflects the Company’s vision and intent to continue building toward the necessary qualifications to support such a move in the future.

The Company believes securing the DAS symbol further aligns with its brand evolution and reinforces the strategic emphasis on aerospace, logistics, and advanced drone technologies through its Dynamic Aerospace Systems operating division.

Appointment of Chief Financial Officer

On March 16, 2026, the Company appointed Robin Hoops, CPA-CA, as Chief Financial Officer. Ms. Hoops previously had been appointed by the Company as the Company’s interim Chief Financial Officer on January 20, 2026. Additional information about Ms. Hoops, including her biography and background, can be found below in the section “Information about our Directors and Executive Officers.”

Human Capital Resources

As of the date of this Form 10-K, we had 13 full-time employees all of which are located in the U.S. We believe that our relationship with our employees is good. Other than as disclosed in this Form 10-K or previously filed with the SEC, we have no employment agreements with our employees.

Compensation and Benefits

We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees, who are not currently unionized. We use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement. Management considers labor relations to be good.

Talent Development

We are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that is designed to attract, develop and retain top talent through offering our employees an engaging work experience that contributes to their career development. We recognize that our success is based on the collective talents and dedication of those we employ, and we are highly invested in their success. We value our employees and believe that employee loyalty and enthusiasm are key elements of our operating performance.

Employee Communication and Engagement

We value open and direct communication with our employees about their experiences. We encourage employee feedback and accomplish this through open meetings with leadership and one-on-one interactions with leadership. The input received through these mechanisms is used to help evolve our working environment and strengthen our culture. We also recognize the value associated with fostering a work environment that is culturally diverse and inclusive. Our goal is to cultivate a respectful and professional environment where all voices are heard and valued.

Health Safety and Wellness

We are committed to the protection of our employees, customers, communities and the environment. Our operations require the use of hazardous materials that subject us to various federal, state and local environmental and safety laws and regulations. Our key areas of focus include corporate compliance with responsible hazardous waste management, recycling and emergency preparedness, as well as various initiatives to improve our health and safety programs with the goal of reducing and ultimately eliminating serious injuries.

Human Capital Governance

Our Board of Directors ("Board"), or the Compensation Committee of the Board at the direction of the Board, is responsible for the periodic review and monitoring of our policies and strategies related to human capital management, including employment practices, compensation practices, benefit programs, employee development and retention programs, and organizational culture matters.

Information About Our Directors and Executive Officers

Detailed information about our Directors and Executive Officers can be found below in Item 10. Directors and Executive Officers and Corporate Governance.

Available Information

Our internet address is www.dynamicaerosystems.com. We routinely post important information for investors on our website in the “Investor Relations” section. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, filings with the U.S. Securities and Exchange Commission ("SEC"), public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

-

our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;

-	announcements of investor conferences and events at which our executives talk about our products and competitive strategies, as well as archives of these events;

-	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;

-	our transfer agent; and

-	opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

The information available on our website is not incorporated by reference in, or a part of, this or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Summary of Risk Factors We face numerous risks that could materially affect our business, results of operations or financial condition. The most significant of these risks include the following:
•	We have a limited operating history in new and evolving markets, which may make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

•	We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.

•	Our failure to comply with covenants under debt instruments could adversely affect our business and financial condition.

•	We have made and may in the future make acquisitions and investments, which involve numerous risks.

•

We may not be able to successfully integrate the businesses and personnel of acquired companies and businesses, including those acquired in the acquisition of the assets from Vayu, IAC, and GAC, and may not realize the anticipated synergies and benefits of such acquisitions.

•	We face significant competition from other companies, many of which have substantially greater resources than we do.

•

We have identified material weaknesses in our internal control over financial reporting. If we are unable to effectively remediate these material weaknesses, identify additional material weaknesses in the future, or otherwise fail to maintain effective internal control over financial reporting, then we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

•	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

•	We are an "emerging growth company," and the reduced disclosure requirements applicable to "emerging growth companies" could make our common stock less attractive to investors.

•

Growth and development of operations will depend on the acceptance of our proposed businesses. If our products are not deemed desirable and suitable for purchase and we cannot establish customer bases within our different business segments, we may not be able to generate future revenues, which would result in a failure of the business and a loss of the value of your investment.

•	If demand for our products slow, then our business would be materially affected, which could result in the loss of your entire investment.

•

If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

•	Our stockholders may have difficulty in reselling their shares due to the limited public market or state Blue Sky laws.

•

Our revenue growth rate depends primarily on our ability to satisfy relevant channels and end-customer demands, identify suppliers of our necessary ingredients and to coordinate those suppliers, all subject to many unpredictable factors.

•

We will be a “controlled company” within the meaning of the NYSE American listing rules if we complete our proposed offering and uplisting because our insiders will beneficially own more than 50% of the voting power of our outstanding voting securities.

•

The NYSE American may apply additional and more stringent criteria for our initial and continued listing, since we plan to have a relatively small public offering and insiders will hold a large portion of our listed securities.

•	We will incur substantial increased costs as a result of being a public company listed on the NYSE American.

•	We may not be able to maintain the listing of our common stock on the NYSE American.

For further discussion of these and other risks, see “Risk Factors,” beginning on page 15.

Implications of being an emerging growth company, a Smaller Reporting Company, and a Controlled Company

We qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•

inclusion of only two years, as compared to three years, of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation;

•	reduced disclosure about executive compensation arrangements; and

•	an exemption from the requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of a initial offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We have taken advantage of the reduced reporting requirements in this Form 10-K. Accordingly, the information contained herein may be different from the information you receive from other public companies that are not emerging growth companies.

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies.

 RISK FACTORS

Investing in our securities involves a high degree of risk and uncertainty. You should consider carefully the risks and uncertainties described below, and incorporated by reference herein, together with all of the other information in, or incorporated by reference in, this Form 10-K, including our financial statements and related notes incorporated by reference herein, before making an investment decision. If any of these risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

We have a limited operating history in new and evolving markets, which may make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

We were organized in February 2021, and in February 2025, underwent a change of control which led to a change in our strategic focus and business plans. The history of operating each of our businesses is relatively short. Our limited operating history and rapidly evolving business make it difficult to evaluate our current business, future prospects and plan for growth. In addition, our drones, electric vertical takeoff and landing (“VTOL”) aircraft and other products are sold or will be sold in new and rapidly evolving markets. Accordingly, our business and future prospects may be difficult to evaluate, the extent to which demand for our products and services will increase, if at all, could be impacted by our ability to do the following:

•	attract new customers to our products or services;

•	develop, renew and expand contracts;

•	acquire and maintain market share;

•	attract, integrate, train and retain leadership and other highly qualified personnel;

•	achieve or manage growth in our operations;

•	acquire new technologies;

•	adapt to required redirection or changes in services or direction caused by geopolitical crises;

•	successfully develop and commercially market new products and services;

•	keep pace with technological developments;

•	timely address the increasingly sophisticated needs of our customers, including as a result of changes in government regulation related to our products and services;

•	secure sufficient quantities or cost-effective production of our products due to supply chain challenges;

•	adapt to new or changing policies and spending priorities of governments and government agencies;

•	generate sufficient revenue to achieve or maintain profitability; and

•	access initial and additional capital when required and on reasonable terms.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations, prospects and financial condition would be materially harmed.

We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred significant net losses to date, and we expect that we will continue to incur net losses for the, foreseeable future. We have incurred net losses in each period since our inception, including $7,790,924 and $1,171,439 for the years ended December 31, 2025 and 2024. As of December 31, 2025, we had an accumulated deficit of $9,791,120 and a working capital deficit of $2,811,077.

Developing products and services in the defense and broader aerospace industry is very time-consuming, and expensive and, to date, we have devoted a significant amount of our resources to our R&D programs. These programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable. We expect our expenses to increase in connection with our ongoing activities, particularly as we aim to significantly increase our headcount in the near-term, advance the development of our aircraft and other products, seek regulatory approvals, and launch and commercialize our products at scale.

In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future. We will need to generate substantial additional revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time. We will require substantial capital to finance our operations and fund our R&D programs. If we are unable to raise capital when needed or on acceptable terms, then we may be forced to delay, reduce or eliminate our R&D activities as well as our commercialization efforts, which could have a material adverse effect on our business, growth prospects and financial condition.

We have made and may in the future make acquisitions and investments, which involve numerous risks.

We have made certain acquisitions, including our acquisitions of the acquired assets in connection with the Asset Acquisition Transaction, and continue to routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, teams, products and companies. We expect to continue to pursue such transactions if appropriate opportunities arise. As of the date of this Form 10-K, we do not have any binding agreements or commitments to enter into any material acquisitions.

Moreover, we may not be able to identify other potentially suitable transactions in the future or if we do identify such transactions, we may not be able to complete them on commercially acceptable terms or at all and may face intense competition for such opportunities. In pursuing transactions, we have and will continue to face numerous risks, including diverting management’s attention from normal daily operations of our business; difficulties in integrating the financial reporting capabilities and operating systems of any acquired operations to maintain effective internal control over financial reporting and disclosure controls and procedures; potential loss of key personnel of the acquired company as well as their know-how, relationships and expertise; challenges successfully integrating acquired personnel, operations and businesses; failing to realize the anticipated synergies and benefits of an acquisition; maintaining favorable business relationships of acquired operations; generating insufficient revenue from completed transactions to offset expenses associated with our efforts; acquiring material or unknown liabilities associated with any acquired operations; litigation associated with merger and acquisition transactions; and increasing expense associated with amortization or depreciation of intangible and tangible assets we acquire.

Our acquisitions, including the Asset Acquisition Transaction, have required and continue to require significant management time and attention relating to the transactions. Past transactions, whether completed or abandoned by us, have resulted, and in the future may result, in significant time and attention, costs, expenses, liabilities and charges to earnings. The accounting treatment for any future transaction may result in significant amortizable intangible assets which, when amortized, will negatively affect our results of operations. The accounting treatment may also result in significant goodwill, which, if impaired, will negatively affect our results of operations. Furthermore, we may incur additional debt or issue equity securities to pay for transactions. The incurrence of additional debt could limit our operating flexibility and be detrimental to our profitability, and the issuance of equity securities would be dilutive to our existing stockholders. Any or all of the above factors may differ from the investment community’s expectations in a given quarter, which could negatively affect our stock price. In the event we make future investments, the investments may decline in value, we may lose all or part of our investment.

We may not be able to successfully integrate the businesses and personnel of acquired companies and businesses, including those acquired in the Asset Acquisition Transaction, and may not realize the anticipated synergies and benefits of such acquisitions.

We may not be able to realize the expected benefits from acquisitions, including the Asset Acquisition Transaction, because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. Integration activities can be costly, complex and time consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others: the failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable; unexpected losses of key employees, customers or suppliers of our acquired companies and businesses; unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations; coordinating new product and process development; increasing the scope, geographic diversity and complexity of our operations; diversion of management’s attention from other business concerns; adverse effects on our or our acquired companies’ and businesses’ existing business relationships; unanticipated changes in applicable laws and regulations; operating risks inherent in our acquired companies’ and businesses’ business and operations; unanticipated expenses and liabilities; potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems.

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

We face significant competition from other UAV and aerospace technology companies, many of which have substantially greater resources and established market positions

The unmanned aerial systems industry is highly competitive and rapidly evolving, particularly in the areas of defense, public safety, industrial inspection, and autonomous logistics. As a developer of hybrid vertical takeoff and landing (“VTOL”) unmanned aerial vehicles (“UAVs”), long endurance electric multicopters, and sensor agnostic platforms, Dynamic Aerospace Systems competes with both legacy aerospace companies and newer drone focused entrants. We expect this competition to intensify as regulatory pathways for beyond visual line of sight operations become more defined and commercial drone applications expand globally.

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

Further, we rely on and will continue to rely on components of our products that are developed and produced by other companies over which we have limited control. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies, and our ability to procure them from such third parties in a timely manner and on economically feasible terms. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of such products for our specific uses. Such activities might not result in useful technologies or components for us.

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

Our products and services may contain undetected defects in the software, infrastructure, components or engineering system. Sophisticated software and applications, such as those adopted and offered by us in connection with or as a part of our VTOL, drone, and avionics offerings, may contain “bugs” that can unexpectedly interfere with the software and applications’ intended operations. Our communication services may from time-to-time experience outages, service slowdowns or errors. Defects may also occur in components or processes used in our products or for our services.

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

Additionally, hybrid and remote work have become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of us or our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendors with whom we work use of generative AI Technologies.

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

Our hybrid VTOL UAVs and all electric multicopters rely on advanced flight control systems, edge-based autonomy, and multi-sensor fusion technologies. Coordinating development across suppliers, many of whom are also scaling emerging technologies, poses significant risk. Software bugs, hardware incompatibilities, or supply chain disruptions could delay production or impair product performance. In the event of supplier insolvency, labor disruption, or material shortages such as rare earth motors or lithium-based batteries, our ability to meet delivery milestones could be compromised, negatively affecting revenue and customer confidence.

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

As UAV operations scale, there is a risk of technical, human, or cyber failures leading to safety incidents and potential grounding

While our UAVs are designed for autonomous operation with minimal human oversight, operational issues such as software faults, system misconfigurations, or malicious interference such as cyberattacks remain risks. Any incident involving injury, damage, or regulatory violation, whether due to our systems or third-party operators, could damage industry trust and trigger stricter regulation. Even perceived safety concerns may delay adoption in law enforcement, delivery, or infrastructure inspection sectors. Our reputation and operational viability depend heavily on sustained flight safety performance.

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

Our ability to meet production goals depends on finalizing UAV design, securing parts, establishing production lines, and completing systems integration on schedule

As of the date of this Annual Report, our current program timelines depend on concurrent advancement in UAV architecture, embedded systems, and supplier onboarding. Any disruption from a late-stage design change to a shortage of key components could cascade into delays in manufacturing and delivery. External certification agencies such as the Dubai Civilian Aviation Authority (“DCAA”) in the UAE or the FAA in the United States may also impose new conditions before operational flight approval is granted. Failure to meet these requirements on time would impact customer contracts, investor confidence, and our overall business outlook.

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

We recently announced procurement of licenses specific to establish a drone-based delivery service in Dubai, UAE, in the name of our subsidiary Global Autonomous Corporation (“GAC”). We have intentions to establish offices in the UAE in the future, and intend to maintain inventory and employees at that location. Our subsidiary, Vayu, has also received drone orders from Nigeria through All American Contracting.

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

Risks Associated with Our Business and Operations

We are an "emerging growth company," and the reduced disclosure requirements applicable to "emerging growth companies" could make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory "say-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the Company's first filed registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31.

We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Significant time and management resources are required to ensure compliance with public company reporting and other obligations. Taking steps to comply with these requirements will increase our costs and require additional management resources, and does not ensure that we will be able to satisfy them.

We are a public reporting company. As a public company, we are required to comply with applicable provisions of the Sarbanes-Oxley Act of 2002, as well as other federal securities laws, and rules and regulations promulgated by the SEC and the various exchanges and trading facilities where our common stock may trade, which result in significant legal, accounting, administrative and other costs and expenses. These rules and requirements impose certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest, and codes of conduct, depending on where our shares trade. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all applicable requirements.

As we review our internal controls and procedures, we may determine that they are ineffective or have material weaknesses, which could impact the market's acceptance of our filings and financial statements.

In connection with the preparation of the Company’s 2025 Annual Report, we conducted a review of our internal control over financial reporting for the purpose of providing the management report required by these rules. During the course of our review and testing, we have identified deficiencies and have been unable to remediate them before we were required to provide the required reports. Furthermore, because we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Even if we are able to remediate the material weaknesses, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file in a timely manner accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the market or trading facility where our shares may trade, or other adverse consequences that would materially harm our business.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

As an emerging growth company, we have limited staff. It may be time consuming, difficult and costly for us to continue to develop, implement, and update the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley's internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.

We are controlled by Aerospace Capital Partners, LLC, and our officers and directors, whose interests may differ from those of public stockholders.

ACP beneficially owned approximately 65% of the voting power of the Common Stock of the Company as of April 15, 2026, which means that ACP controls the vote of all matters submitted to a vote of the Company’s stockholders. This control enables ACP to control the election of the members of the Board and all other corporate decisions. Additionally, four members of the Board of Directors, who are also the four members of ACP, own shares of the Company’s Series B Preferred Stock, which has voting rights equal, in the aggregate, to 200% of the total voting power of the Company.  As such, for so long as ACP continues to own a majority of the Common Stock, and so long as these directors own the shares of Series B Preferred Stock, ACP and these directors will be able to cause or prevent a change of control of our Company or a change in the composition of the Board and could preclude any unsolicited acquisition of our Company.

Furthermore, the interests of ACP may not be aligned with those of other stockholders and this could lead to actions that may not be in the best interests of other stockholders. For example, ACP may have different tax positions or strategic plans for the Company, which could influence its decisions regarding whether and when the Company should dispose of assets, issue equity or incur indebtedness. Additionally, ACP’s significant ownership in the Company may discourage someone from making a significant equity investment in the Company or could discourage transactions involving a change in control.

We may not be able to maintain the listing of the shares of our common stock on the NYSE American.

Even if our shares of common stock are approved for listing on the NYSE American, there can be no assurance that we will be able to maintain the listing standards of that exchange, which includes requirements that we maintain our stockholders’ equity, total value of shares of common stock held by unaffiliated stockholders, minimum bid price, and market capitalization above certain specified levels.

If we fail to conform to the NYSE American listing requirements on an ongoing basis, our common stock might cease to trade on the NYSE American, and may move to the OTCQB or the OTC Pink Markets (or the successors to the OTC Pink Markets, the OTCID Basic Market or the Pink Limited Market) operated by OTC Markets Group, Inc. These quotation services are generally considered to be markets that are less efficient and that provide less liquidity in the shares of common stock than the NYSE American.

Growth and development of operations will depend on the growth of our acquisition model as well as from organic growth from our business segments. If we cannot find desirable acquisition candidates, we may not be able to generate growth with future revenues.

We expect to continue our strategy of acquiring businesses, which management believes will result in growth in projected annualized revenue by the end of 2026. However, there is no guarantee that we will be successful in realizing future revenue growth from our acquisition model. As such, we are highly dependent on suitable candidates to acquire, which supply of such candidates cannot be guaranteed and is driven from the market for mergers and acquisitions. If we are unable to locate or identify suitable acquisition candidates, or to enter into transactions with such candidates, or if we are unable to integrate the acquired businesses, we may not be able to grow our revenues to the extent anticipated, or at all.

We may make acquisitions which could divert the attention of management and which may not be integrated successfully into our existing business.

We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. We cannot guarantee that future acquisitions will be completed on acceptable terms or that we will be able to integrate successfully the operations of any acquired business into our existing business. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

As we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of your investment.

As part of our business strategy, we regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;
•	difficulties in and the cost of integrating operations, technologies, services and personnel;
•	diversion of financial and managerial resources from existing operations;
•	risk of entering new markets in which we have little or no experience;
•	potential write-offs of acquired assets or investments;
•	potential loss of key employees;
•	inability to generate sufficient revenue to offset acquisition or investment costs;
•	the inability to maintain relationships with customers and partners of the acquired business;
•	the difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with our established brand;
•	potential unknown liabilities associated with the acquired businesses;
•	unanticipated expenses related to acquired technology and its integration into existing technology;
•

negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and
•	challenges caused by distance, language and cultural differences.

In addition, if we finance acquisitions by issuing additional convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed, and the value of your investment may decline.

Competition that we face is varied and strong.

We compete with a number of entities in providing products to our customers. Such competitors include a variety of large nationwide corporations, including but not limited to public entities and companies that have established loyal customer bases.

Many of our current and potential competitors are well established and have significantly greater financial and operational resources than we do, as well as better name recognition. As a result, these competitors may have greater credibility with both existing and potential customers. They also may be able to offer more competitively priced products and services and more aggressively promote and sell their products. Our competitors may also be able to engage in discounted products or a more aggressive sale structure than we will be able to, which could adversely affect sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products.

Our success in business and operations will depend on general economic conditions.

The success of the Company depends, to a large extent, on certain economic factors that are beyond our control. Factors such as general economic conditions, levels of unemployment, interest rates, tax rates at all levels of government, competition and other factors beyond our control may have an adverse effect on the ability of the Company to sell our products, to operate, and to collect sums due and owing to us.

Changes in geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance may depend on global, regional, economic and geopolitical conditions. The global economy continues to experience significant disruptions and uncertainty as a result of various factors, including changes in U.S. trade or other policies or those policies of other nations, geopolitical events such as the wars and conflicts in Iran and other countries in the Middle East and Ukraine, increasing tensions with China and Venezuela, tensions between the U.S. and Europe related to the sovereignty of Greenland, major political shifts domestically or internationally and continuing supply chain difficulties. Additionally, Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from North American and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in North American trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials that we use in our manufacturing and could otherwise limit our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, the military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and further hinder our ability to find the materials we need to make our products. If the conflict between Russia and Ukraine continues for a long period of time, or if other countries become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

We may not be able to successfully implement our business strategy, which could adversely affect our business, financial condition, results of operations and cash flows. If we cannot successfully implement our business strategy, it could result in the loss of value for our shareholders.

Successful implementation of our business strategy depends on our being able to acquire additional businesses and grow our existing business, as well as factors specific to the industries in which we operate, and the state of the financial industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, our financial condition, and results of operations and cash flow:

•	The competitive environment in the industries in which we operate, that may force us to reduce prices below the optimal pricing level or increase promotional spending;
•	Our ability to anticipate changes in consumer preferences and to meet customers' needs for our products in a timely cost-effective manner; and
•	Our ability to establish, maintain and eventually grow market share in these competitive environments.

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and could result in the loss of value for our shareholders.

Our revenue growth rate depends primarily on our ability to satisfy relevant channels and end-customer demands, identify suppliers and vendors of our necessary materials and to coordinate those suppliers and vendors, all subject to many unpredictable factors.

We may not be able to identify and maintain the necessary relationships with suppliers of product and services as planned. Delays or failures in deliveries could materially and adversely affect our growth strategy and expected results. In addition, one of our biggest challenges is securing an adequate supply of materials. Competition for product is intense, and commodities costs subject to price volatility.

Our ability to execute our business plan also depends on other factors, including:

•	ability to keep satisfied vendor relationships;
•	hiring and training qualified personnel in local markets;
•	managing marketing and development costs at affordable levels;
•	cost and availability of labor;
•	the availability of, and our ability to obtain, adequate supplies of ingredients that meet our quality standards; and
•	securing required governmental approvals in a timely manner when necessary.

We are an early-stage company with a history of losses, and there is substantial doubt as to our ability to continue as a going concern.

We incurred a net loss of $7,790,924 and $1,171,439 for the years ended December 31, 2025 and 2024, respectively, resulting in an accumulated deficit of $9,791,120 as of December 31, 2025. We anticipate continuing to record operating and net losses quarterly until we generate significant revenue and improve margins across our segments, an outcome that remains uncertain. Pursuant to Accounting Standards Codification (“ASC”) 205-40, our independent auditors included a “going concern” explanatory paragraph emphasizing substantial doubt about our ability to continue for the next twelve months without additional capital. Our ability to remain a going concern depends on successfully securing funding and achieving improved operational performance to meet our obligations as they become due. If we fail to raise sufficient capital in a timely manner, our financial condition could decline materially and we may be forced to significantly reduce or even cease operations.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur.

Our business exposes us to the risk of liabilities arising from our operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We seek to minimize these risks through various insurance contracts from third-party insurance carriers. However, our insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits, and other terms and conditions. We retain an insurance risk for the deductible portion of each claim and for any gaps in insurance coverage. We do not view insurance, by itself, as a material mitigant to these business risks. We cannot assure that our insurance will be sufficient to cover our losses. Any losses that insurance does not substantially cover could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We face risks and uncertainties related to litigation.

We are subject to, and are and may in the future become a party to, a variety of litigation, other claims, and suits. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us.

Cybersecurity risks and cyber incidents, including cyber-attacks, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.

There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us due to our substantial reliance on information technology or otherwise. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result of the generally increasing frequency and sophistication of cyber-attacks, and our substantial reliance on technology, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, causing our business and results of operations to suffer. Our reliance on information technology is substantial, and accordingly the risks posed to our information systems, both internal and those provided by third-party service providers are critical. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems; however, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources.

Those risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our and our customers’ proprietary business information and intellectual property, and personally identifiable information of our employees and customers that we collect and store in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of employee, customer or other personally identifiable or our or our customers’ proprietary business data, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm.

Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.

We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information and other sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems processing such information. In the ordinary course of our business, we collect, store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our fund investors and other third parties, in our cloud applications and on our networks, as well as our services providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. Although we and our services providers take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, including malware, and other events that could have a security impact. We may be the target of more advanced and persistent attacks because, as an alternative asset manager, we hold a significant amount of confidential and sensitive information about, among other things, our fund investors, portfolio companies and potential investments. We may also be exposed to a more significant risk if these acts are taken by state actors. Any of the above cybersecurity threats, fraudulent activities or security breaches suffered by our service providers and their vendors could also put our confidential and sensitive information at risk or cause the shutdown of a service provider on which we rely. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of spam attacks, phishing or other social engineering, ransomware or other events. Cyber-criminals may attempt to redirect payments made at the closings of our investments to unauthorized accounts, which we or our services providers we retain, such as paying agents and escrow agents, may be unable to detect or protect against. The COVID-19 pandemic exacerbated these risks due to heavier reliance on online communication and the remote working environment, which may be less secure, and there has been a significant increase in hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers. If successful, such attacks and criminal activity could harm our reputation, disrupt our business, cause liability for stolen assets or information and have a material adverse effect on our results of operations, financial condition and cash flow.

We rely heavily on our back office informational technology infrastructure, including our data processing systems, communication lines, and networks. Although we have back-up systems and business-continuation plan in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. Any interruption or failure of our informational technology infrastructure could result in our inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money. Further consequences could include liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation. We expect that we will need to continue to upgrade and expand our back-up and procedures and capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.

Our technology, data and intellectual property and the technology, data and intellectual property of our funds’ portfolio companies are also subject to a heightened risk of theft or compromise to the extent that we and our funds’ portfolio companies engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our funds’ portfolio companies may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could negatively impact us, our funds and their investments.

A significant actual or potential theft, loss, corruption, exposure or fraudulent, unauthorized or accidental use or misuse of investor, employee or other personally identifiable or proprietary business data could occur, as a result of third-party actions, employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data. If such a theft, loss, corruption, use or misuse of data were to occur, it could result in significant remediation and other costs, fines, litigation and regulatory actions against us by (i) the U.S. federal and state governments, (ii) the EU or other jurisdictions, (iii) various regulatory organizations or exchanges and (iv) affected individuals, as well as significant reputational harm.

Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information and other sensitive information, including, without limitation the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) in the EU and the Data Protection Act 2018 in the U.K. (the “U.K. Data Protection Act”), comprehensive privacy laws enacted in California, Colorado and Virginia, the Hong Kong Personal Data (Privacy) Ordinance, the Korean Personal Information Protection Act and related legislation, regulations and orders and the Australian Privacy Act. China and other countries have also passed cybersecurity laws that may impose data sovereignty restrictions and require the localization of certain information. We believe that additional similar laws will be adopted in these and other jurisdictions in the future, further expanding the regulation of data privacy and cybersecurity. Such laws and regulations strengthen the rights of individuals (data subjects), mandate stricter controls over the processing of personal data by both controllers and processors of personal data and impose stricter sanctions with substantial administrative fines and potential claims for damages from data subjects for breach of their rights, among other requirements. Some jurisdictions, including each of the U.S. states as well as the EU through the GDPR and the U.K. through the U.K. Data Protection Act, have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, which would require heightened escalation and notification processes with associated response plans. We expect to devote resources to comply with evolving cybersecurity and data privacy regulations and to continually monitor and enhance our information security and data privacy procedures and controls as necessary. We or our fund’s portfolio companies may incur substantial costs to comply with changes in such laws and regulations and may be unable to adapt to such changes in the necessary timeframe and/or at reasonable cost. Furthermore, if we experience a cybersecurity incident and fail to comply with the applicable laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security and privacy measures.

The materialization of one or more of these risks could impair the quality of our operations, harm our reputation, negatively impact our businesses and limit our ability to grow.

We rely significantly on the use of information technology, as well as those of our third-party service providers. Our failure or the failure of third-party service providers to protect our website, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business, financial condition, and results of operations.

To the extent that our services are web-based, we collect, process, transmit and store large amounts of data about our customers, employees, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect this data from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our website, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, and we may be unable to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our website, networks and systems; unauthorized access to and misappropriation of customer and/or employee information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our website, networks or systems; deletion or modification of content or the display of unauthorized content on our website; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations. This risk is heightened as governmental authorities throughout the U.S. and around the world devote increasing attention to data privacy and security issues.

While we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Additionally, even though we continue to devote resources to monitor and update our systems and implement information security measures to protect our systems, there can be no assurance that any controls and procedures we have in place will be sufficient to protect us from future cybersecurity incidents. Failure by us or our vendors to comply with data security requirements, including (if applicable) the California Consumer Privacy Act’s (“CCPA”) new “reasonable security” requirement in light of the private right of action, or rectify a security issue may result in class action litigation, fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. As a result, we may face interruptions to our systems, reputational damage, claims under privacy and data protection laws and regulations, customer dissatisfaction, legal liability, enforcement actions or additional costs, any and all of which could adversely affect our business, financial condition, and results of operations. In addition, although we seek to detect and investigate data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

If we fail to protect or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition, and results of operations could be materially harmed.

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, a significant portion of our technology is not patented, and we may be unable or may not seek to obtain patent protection for this technology. Moreover, existing U.S. legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and our rights may be challenged by third parties. The laws of countries other than the United States may be even less protective of our intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. Moreover, many of our employees have access to our trade secrets and other intellectual property. If one or more of these employees leave our employment to work for one of our competitors, then they may disseminate this proprietary information, which may as a result damage our competitive position. If we do not protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed.

We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.

We may become subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Defending against, or otherwise addressing, any such claims, whether they are with or without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from these claims could require us to pay substantial amounts or obtain a license to continue to use the disputed technology, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to: obtain from the third party asserting the claim a license on commercially reasonable terms, if at all; develop alternative technology on a timely basis, if at all; or obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. An adverse determination could also prevent us from offering our products to others. Infringement claims asserted against us may have a material adverse effect on our business, results of operations or financial condition.

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

Risks Related to Ownership of Our Common Stock

As a result of our history of losses and negative cash flows from operations, our audited financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern for the 12-month period from the date when our audited financial statements included elsewhere in this Form 10-K are issued. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

If we are unable to raise additional capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may be forced to delay our development efforts, limit our activities and reduce research and development costs. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and receiving approval for listing on a national exchange, and our ability to raise new capital, enter into contractual relationships with third parties and otherwise execute our business strategy.

An active trading market for our common stock may not develop or be sustained.

To date, there has been a limited public market for our common stock. As of the date of this Form 10-K, our Common Stock traded on the OTCQB Market. We plan to apply to list our common stock on a national market in 2026, but there can be no guarantee that this listing application will be successful. An active trading market for our shares may never develop or be sustained. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. Further, an inactive trading market for our shares may also impair our ability to raise capital by selling shares of our common stock or enter into strategic partnerships and transactions by issuing our shares of common stock as consideration. If an active trading market for our common stock does not develop, or is not sustained, you may not be able to sell your shares quickly or at the market price, or at all, and it may be difficult for you to sell your shares without depressing the market price for our common stock.

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, these factors include:

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	low trading volume of our common stock, which may impair our ability to raise capital or enter into strategic collaborations and acquisitions by using our common stock as consideration;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for aerospace and defense companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, as well as local or global socio-economic and political factors, including the conflicts between Russia and Ukraine and between Israel and Hamas, may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock after the closing does not exceed the price you paid for them, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. See the section titled “Dividend Policy” for additional information.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on 27,583,300 shares outstanding as of April 15, 2026, our executive officers, directors, director nominees and their affiliates, as well as our principal stockholders beneficially hold, in the aggregate, either directly or indirectly, approximately 65% of our outstanding voting stock. Additionally, the members of the board of directors own shares of a series of preferred stock that grants, in the aggregate, the equivalent of 200% of the total voting power of the Common Stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our governing documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders

Future issuances of debt or equity securities may adversely affect us, including the market price of our common stock, and may be dilutive to existing stockholders.

In the future, we may incur debt or issue equity-ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders. Platinum Point Capital may enter into hedging transactions with broker-dealers or other financial institutions, which may in turn engage in short sales of the common stock in the course of hedging the positions they assume. Platinum Point Capital may also sell securities short and deliver these securities to close out their short positions, or loan or pledge the securities to broker-dealers that in turn may sell these securities. Were such short-selling or hedging activities to occur after the announcement of a put, the Company's share price will be negatively impacted. Despite such possibility, Platinum Point Capital has informed us that it has not engaged, and will not engage, in any short selling of our securities or other hedging activities

Any issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plan or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock, including as a result of the exercise of any warrants to purchase shares of common stock, may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

We have broad discretion in the use of the net proceeds from the Purchase Agreement with the Selling Shareholder, and we may not use them effectively.

While we will not receive any proceeds from the sales of shares of our common stock by the Selling Stockholder pursuant to this Form 10-K, our management will have broad discretion in the application of the net proceeds from our Purchase Agreement with the Selling Shareholder, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. We expect that we will use the net proceeds from our Purchase Agreement with the Selling Shareholder as set forth in the section titled “Use of Proceeds.” However, our use of these proceeds may differ substantially from our current plans. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our Purchase Agreement with the Selling Shareholder in a manner that does not produce income or that loses value.

We may, in the future, issue additional securities, which would reduce our stockholders' percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended to date, authorizes us to issue 600,000,000 shares of capital stock, consisting of (A) 325,000,000 shares of Common Stock, of which 27,583,300 shares were issued and outstanding as of April 15, 2026; (B) 50,000,000 shares of Class B Common Stock of which 15,374,651  were issued and outstanding as of April 15, 2026; and  (C) 225,000,000 shares of Preferred Stock, of which an aggregate of 26,184,911 shares of various series of preferred stock (discussed in more detail below) were issued and outstanding as of April 15, 2026.

The future issuance of additional shares of common stock will result in additional dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Additionally, our board of directors may designate the rights terms and preferences of one or more series of preferred stock at its discretion including conversion and voting preferences without prior notice to our stockholders. Any of these events could have a dilutive effect on the ownership of our shareholders, and the value of shares owned.

Raising additional capital or purchasing businesses through the issuance of common stock will cause dilution to our existing stockholders.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, and strategic and licensing arrangements, as well as issuing stock to make additional business or asset acquisitions. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock or through the issuance of equity for purchases of businesses or assets, your ownership interest in the Company will be diluted.

Future sales of substantial amounts of our common stock into the public and the issuance of the shares upon conversion of the outstanding convertible notes will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Raising additional capital may restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the terms of any such securities may include liquidation or other preferences that materially adversely affect your rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic partnerships and licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

Market volatility may affect our stock price and the value of your shares.

The market price for our common stock is likely to be volatile, in part because of the volume of trades of our common stock. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	announcements of new products, brands, commercial relationships, acquisitions or other events by us or our competitors;
•	regulatory or legal developments in the United States and other countries;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts' estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

Future sales of our common stock may cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

We may issue preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock.

Pursuant to our Articles of Incorporation as amended to date, our Board of Directors may issue preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of common stock. In the second quarter of 2025, we issued shares of a newly designated Series B Preferred Stock to members of our Board of Directors. The outstanding shares of Series B Preferred Stock have voting rights in the aggregate equal to 200% of the total voting power of our other outstanding securities, giving our Board of Directors control over any matters submitted to the vote of the shareholders of the Company. Any such provision may be deemed to have a potential anti-takeover effect, and the issuance of preferred stock in accordance with such provision may delay or prevent a change of control of the Company. The Board of Directors also may declare a dividend on any outstanding shares of preferred stock.

We will have broad discretion in how we use the net proceeds of future capital raising transactions. We may not use these proceeds effectively, which could affect our results of operations and cause our stock price to decline.

We will have considerable discretion in the application of the net proceeds of any future capital raising transactions. We intend to use the net proceeds from future capital raising transactions to fund development of our products and working capital and other general corporate purposes. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the balance of the net proceeds of such capital raising transactions. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from that offering in a manner that does not produce income or that loses value.

The market price for our common stock may be volatile, and an investment in our common stock could decline in value.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology and specialty pharmaceutical companies, particularly companies like ours without product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;
•	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;
•	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	developments involving corporate collaborators, if any;
•	changes in accounting principles; and
•	the loss of any of our key management personnel.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

We do not anticipate paying dividends on our classes of common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and limitations under applicable law, and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

We expect that our results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

Our quarterly and yearly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of the research, development and regulatory pathways of our product candidates, which could cause our operating results to fluctuate.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we no longer qualify as an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Act, Nasdaq listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. However, while we remain an emerging growth company or smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In addition, if we identify one or more material weaknesses as a result of this implementation and evaluation process, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our business and financial performance could be adversely affected by inflation.

Until recently, the inflation rate has generally been low in the geographies where we operate. However, recently, the inflation rate in the United States reached a 40-year high, primarily as a result of higher energy costs and global supply chain disruptions. In the event of a significant increase in consumer prices, particularly over an extended period of time, customer demand for our products and services could be adversely affected and we could experience lower than expected sales. In addition, if any of our suppliers implemented price increases in response to higher raw material, labor, and energy costs or otherwise, we may not be able to pass along such price increased to our customers and our profitability may be reduced. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 2. PROPERTIES

The Company maintains its headquarters and an aerospace assembly facility at 753 Plaza Drive, Ann Arbor, Michigan 48108, which the Company leases under a lease agreement expiring April 30, 2026. As of the date of the filing of this Annual Report, the Company was in the process of renewing the lease and has the ability to continue month-to-month at the current rate until a new lease can be completed. The 11,000-square-foot facility serves as the company’s primary location for research and development (R&D) and light assembly operations. It supports the production of aerospace components and systems while facilitating ongoing R&D activities. The facility is designed with the potential to expand to 31,000 square feet to accommodate future needs, allowing the Company to scale operations as required. Located in Ann Arbor, Michigan, the facility benefits from access to a skilled workforce and proximity to research institutions, supporting the company’s aerospace development efforts. Management believes that the space is currently sufficient for the Company’s needs, and with the expansion space available, should be sufficient for the Company’s needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting us, our common stock, or of our companies’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of April 15, 2026, there were approximately 78 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Securities

Vayu and GAC Asset Purchases

On April 1, 2025, the Company entered into two asset purchase agreements with Alpine 4 Holdings, Inc, a Delaware corporation (“Alpine 4”), and certain of Alpine 4’s subsidiaries.

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

The issuance of the Vayu Note and the GAC Note was consummated in a privately negotiated transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

Convertible Promissory Note and Warrant

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

On July 3, 2025, the Company entered into a Securities Purchase Agreement (the “Note Purchase Agreement”) with Platinum Point Capital LLC (“Platinum Point Capital”), pursuant to which Platinum Point Capital agreed to purchase from the Company one or more convertible promissory notes, in an aggregate amount not to exceed $1,122,000. Pursuant to the Note Purchase Agreement, the Company issued to Platinum Point Capital a convertible promissory note (the “Note”) in the principal amount of $495,000, for a purchase price of $450,000, reflecting an original issue discount of 10%. The Company also issued to Platinum Point Capital a warrant (the “Warrant”) to purchase up to an additional 330,000 shares of the Company’s common stock (the “Warrant Shares”).

On September 2, 2025, the Company entered into a Promissory Note with a third-party investor in the principal amount of $58,000. The note included an original issue discount of $5,800, resulting in net proceeds of $52,200. The note does not bear interest and matures on January 1, 2026. In January 2026, the note was converted into 134,884 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock, at a price of $0.43 per share for the full principal amount of $58,000.

On September 10, 2025, the Company entered into a promissory note with its CEO, Kent Wilson, in the amount of $54,000. The note included an original issue discount of $13,500, resulting in net proceeds of $40,500. The note bears interest at a rate of 18% per annum and matures on September 10, 2026.

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

On October 16, 2025, the Company entered into an unsecured promissory note with a third-party investor in the amount of $57,500. The note included an original issue discount of $5,000, resulting in net proceeds of $52,500. The note bears interest at a rate of 10% per annum and matures on October 16, 2026. In connection with the note, the company issued the investor a four-year warrant to purchase 50,000 shares of company common stock at an exercise price of $1.50. In connection with the note, the Company issued a four-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 and 7,500 shares of the Company’s common stock.

On December 30, 2025, the Company entered into a Secured Convertible Promissory Note with a third-party investor in the principal amount of $132,000. The principal accrues interest at a rate of 10% per annum and matures on December 30, 2026. The note included an original issue discount of $32,000, resulting in net proceeds of $100,000 to the Company. The note is convertible any time after six months from the issuance date at the option of holder at a conversion price equal to the lower of $1.00 or 90% of the lowest volume weighted average price (“VWAP”) for the ten prior trading days.

The issuances of the shares of the convertible notes, warrants and shares discussed above were each consummated in a privately negotiated transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

A.G.P. Warrants

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

The Company agreed to pay a cash fee equal to 10% of the aggregate gross proceeds raised in any offering of the Company’s securities, at the closing of each such offering. Additionally, the Company agreed to issue to A.G.P. warrants (the “A.G.P. Warrants”) to purchase up to 1,600,000 shares of the Company’s common stock.

The issuance of the A.G.P. Warrants was consummated in a privately negotiated transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

Equity Purchase Agreement

On July 31, 2025, the Company entered into an Equity Purchase Agreement with Platinum Point Capital, pursuant to which the Company has the right to advance to Platinum Point Capital up to $15,000,000 worth of the Company’s common stock (the “Advance Shares”) over a three-year commitment period. Additionally, the Company agreed to issue 600,000 shares of the Company’s common stock as commitment shares (the “Commitment Shares”).

The issuance of the Advance Shares and the Commitment Shares was and will be consummated in a privately negotiated transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

Sales of Preferred Stock

During October and November 2025, the Company entered into agreements where the Company agreed to issue 241,176 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.51 per share for gross and net proceeds of $123,000 in eight separate private placement transactions. The Certificate of Designation for Series D.1 Preferred Stock, which created the Series D.1 Preferred Stock, was filed with the State of Nevada on January 30, 2026.

During November and December 2025, the Company entered into agreements where the Company agreed to issue 651,163 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.43 per share for gross and net proceeds of $280,000 in seven separate private placement transactions. As noted, the Certificate of Designation for Series D.1 Preferred Stock was filed on January 30, 2026.

During January 2026, the Company entered into agreements where the Company agreed to issue 232,558 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.43 per share for gross and net proceeds of $100,000 in a private placement transaction. As noted, the Certificate of Designation for Series D.1 Preferred Stock was filed on January 30, 2026.

During January 2026, the Company entered into agreements where the Company agreed to issue 323,530 shares of Series E Convertible Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.34 per share for gross and net proceeds of $110,000 in two separate private placement transactions. In connection with the agreements, the Company issued to the buyers five-year warrants to purchase up to an aggregate of 323,530 shares of Company common stock at an exercise price of $1.00 per share. As of the filing of this Annual Report, the Certificate of Designation for Series E Convertible Preferred Stock had not been filed.

During January 2026, a promissory note with a third-party investor in the principal and interest amount of $58,000 was converted into 134,884 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock, at a price of $0.43 per share. See Note 12 for additional details.

On April 9, 2026, the Company entered into two (2) Convertible Promissory Notes with third-part investors for a total principal amount of $165,000. The notes include a one-time interest charge on the principal amount of 8% and mature April 9, 2027. The notes include an original issue discount of $15,000 and total fees of $6,500, resulting in net proceeds of $143,500 to the Company. The note is convertible, at any time following the issue date at the option of holder at a conversion price equal to the lower of $0.50 or 80% of the lowest volume weighted average price (“VWAP”) for the fifteen prior trading days. In connection with each of the notes, the Company issued five-year warrants to purchase 126,923 shares of the Company's common stock at an exercise price of $0.65.

The issuances of the Preferred Stock and warrants discussed above were each consummated in a privately negotiated transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

On April 12, 2025, we adopted the Dynamic Aerospace Systems Corporation Restricted Stock Unit (RSU) Executive Plan (the “Executive RSU Plan”) and the Dynamic Aerospace Systems Corporation Restricted Stock Unit (RSU) Plan (the “Non-Executive RSU Plan” and, together with the Executive RSU Plan, the “RSU Plans”). As of the date of this Annual Report, we did not have a stock option plan in favor of any director, officer, consultant, or employee.

The purpose of the RSU Plans is to provide an equity compensation program to attract, retain, and incentivize key employees. Each Restricted Stock Unit (“RSU”) is a promise to deliver one share of our common stock upon vesting, subject to certain terms. The Company has the right to determine the specific grant details for each executive. Pursuant to the Executive RSU Plan, RSUs will vest 10% at the end of the first year after the grant; 30% at the end of the second year after the grant; and 60% at the end of the third year after the grant. Pursuant to the Non-Executive RSU Plan, RSUs will vest 10% at the end of the first year after the grant; 15% at the end of the second year after the grant; 25% at the end of the third year after the grant; 30% at the end of the fourth year after the grant; and 20% at the end of the fifth year after the grant. The vested RSUs will be settled in shares of our common stock six (6) months after the vesting date.

The following table summarizes the total number of outstanding RSUs and common shares available for other future issuances under our equity compensation plans as of December 31, 2025:

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	9,300,104	$-	*
Equity compensation plans not approved by stockholders	-	$-	*
	9,300,104	$-	*

*	Our RSU Plans do not call for a specific number of shares allowed to be issued. Grants are made from the RSU Plans at the discretion of the Board.

During the years ended December 31, 2025 and 2024, the Company made RSU grants pursuant to the plans totaling 9,300,104 and -0- shares, respectively. Such grants are subject to the time-based vesting requirements described above.

We provide the following discussion of the timing of RSU awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. Our Company has certain practices relating to the timing of RSU grants. For RSU grants to our employees, including executive officers, grants of RSU are currently made by and at meetings of the Board. The Board does not currently take material non-public information into account when determining the timing and terms of RSU awards, except that if the Company determines that it is in possession of material non-public information on an anticipated grant date, the Board expects to defer the grant until a date on which the Company is not in possession of material non-public information. It is the Company’s practice not to time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following Management’s Discussion and Analysis relates to our new restructured business operations, rather than the prior business operations of the Company before February 25, 2025.   Following the restructuring of our business, we are mainly focused on UAVs and drone-related sales and services.

The following discussion and analysis of the financial condition and results of operations of Dynamic Aerospace Systems Corporation (“Dynamic Aerospace Systems” or the “Company”), should be read in conjunction with our financial statements and related notes as filed with the U.S. Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated due to various factors, including those described in our SEC filings. Unless otherwise stated, references to “we,” “us,” or “our” refer to Dynamic Aerospace Systems Corporation. For additional details on our operations, see our website at https://www.dynamicaerosystems.com. (As noted above, information available on our website is not incorporated by reference in, or a part of, this or any other report we file with or furnish to the SEC).

Dynamic Aerospace Systems (OTC Markets: BRQL, “Dynamic Aerospace Systems,” the “Company,” “we,” “our” or “us”), is a leader in unmanned aerial vehicle (“UAV”) manufacturing and autonomous logistics, focusing on advanced vertical takeoff and landing (“VTOL”) drones and UAV technologies, such as the Company’s G1 VTOL (the “G1”) and US-1 electric rotor copter (the “US-1”). We serve government, defense, and commercial sectors, delivering solutions for logistics, surveillance, reconnaissance, and mission-critical operations across the United States, Gulf Coast nations, and NATO countries. Our mission is to optimize efficiency, reduce risk, and accelerate delivery through autonomous aerial solutions that enhance operational effectiveness and situational awareness.

In 2025, we adopted the trade name Dynamic Aerospace Systems to reflect our new strategic focus on autonomous aerospace technologies and to align with its expanded emphasis on UAV innovation and logistics. This rebranding coincided with significant corporate developments, including the acquisition of assets from Vayu (US) Inc., Impossible Aerospace Corporation, and Global Autonomous Corporation from Alpine 4 Holdings, Inc. (ALPP) on April 1, 2025. These acquisitions strengthened our technological capabilities and market position in the UAV sector. Additionally, the appointment of a FedEx logistics expert to our Board of Directors enhanced our strategic expertise in logistics and supply chain optimization.

Dynamic Aerospace Systems Operations

Revenue

Operating as Dynamic Aerospace Systems, we have focused on developing and commercializing advanced VTOL drones and UAV systems, including the G1 and US-1, designed for applications such as autonomous logistics, surveillance, and reconnaissance. Prior revenue was based on the MyTreat Logistics systems; however, as of the period covered by this Annual Report, we had discontinued that revenue model and are solely focused on UAV manufacturing and autonomous logistics using our drones. Our operational focus has been on expanding market reach and advancing research and development (“R&D”). Collaborations with government agencies, NATO allies, and commercial aerospace leaders have driven early-stage contracts and pilot programs, particularly for defense and logistics applications. Revenue generation remains in the growth phase as we scale production and secure larger contracts.

Cost Structure and Expenses

Our primary expenses include research and development (R&D), manufacturing, and operational costs associated with our facilities in Ann Arbor, Michigan, and planned flight testing at Strother Field, Kansas (expected to be operational in 2026). The acquisition of assets significantly increased our capital expenditures, aimed at enhancing proprietary UAV designs with autonomous flight controls and advanced sensor integration. We have also invested in secure communication technologies to ensure reliable and secure UAV operations. General and administrative expenses include costs related to corporate governance, regulatory compliance, and the integration of new board expertise to support our strategic vision.

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

Financial Condition

For the year ended December 31, 2025, our financial condition reflects a growth-oriented company with significant investments in technology and infrastructure. The transition to operating as Dynamic Aerospace Systems has positioned us to capitalize on the growing demand for autonomous UAV solutions. However, we have identified potential risks, including material weaknesses in internal controls over financial reporting, which we are actively working to remediate. Our balance sheet is primarily composed of intangible assets related to UAV technology, and physical assets from acquisitions.

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

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have generated minimal revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin our planned UAV sales and operations.

Results of Operations for Fiscal Year Ended December 31, 2025 and 2024

Revenues

We generated revenues of $0 and $266 in the years ended December 31, 2025 and 2024, respectively. These revenues were derived exclusively from treat sales on our platform. The year-over-year decrease reflects the strategic pivot away from our prior software assets into UAV-related activity. We anticipate future revenue growth will primarily result from UAV-related commercial activity beginning in 2026.

Operating Expenses

Professional fees were $1,308,739 in the year ended December 31, 2025, an increase of $1,198,722, or 1090%, compared to $110,017 in the year ended December 31, 2024, resulting from professional fees paid related to the implementation of our Dynamic Aerospace Systems business acquired in April 2025.

Salaries were $1,058,275 in the year ended December 31, 2025, an increase of $977,275, or 1,207%, compared to $81,000 in the year ended December 31, 2024 due to the hiring of certain Vayu employees following the acquisition of the Vayu assets.

Depreciation and amortization expense increased by $222,629, or 379%, from $58,754 in the year ended December 31, 2024 to $281,383 in the year ended December 31, 2025 as a result of amortization related to the intangible assets acquired from Vayu and GAC in April 2025.

Bad debt expense was $30,000 in the year ended December 31, 2024 related to the write off of legacy accounts receivable. There was no corresponding bad debt charge in the year ended December 31, 2025.

During the year ended December 31, 2025, the Company recorded an impairment of goodwill related to our Vayu and GAC assets in the amount of $2,938,247. The impairment was the result of slower-than-expected development of new revenue streams resulting in lower-than-expected operating results and revised projections of future cash flows attributable to the related technology. During the year ended December 31, 2024, we recorded an impairment of intangible assets related to our legacy business in the amount of $198,193. For additional information, see Notes 7 and 8 to our financial statements included in Part II, Item 8 of this Annual Report.

Other general and administrative costs were $1,056,614 in the year ended December 31, 2025, an increase of $997,138, or 1,677%, compared to $59,476 in the year ended December 31, 2024 due primarily to higher stock compensation expense and higher overhead costs related with the administration of our newly acquired businesses in 2025.

Other Income and Expenses

We had interest and other expense of $816,963 and $153,700 for the year ended December 31, 2025 and 2024, respectively, an increase of $663,263, or 432%. The increased interest expense is attributable to higher amortization of beneficial conversion features that the Company recorded as discounts against convertible notes issued in 2025 that were amortized to interest expense and subsequently converted to various series of preferred stock, as well as higher coupon interest expense on larger debt balances.

We recognized financing cost of $180,609 in the year ended December 31, 2025, reflecting the excess of the allocated components of certain debt instruments at inception over the net proceeds from such instruments. There was no corresponding charge in the year ended December 31, 2024.

During the year ended December 31, 2025, we recognized change in fair value of derivative financial instruments of $150,094 to record the change in fair value of certain floating-rate convertible features embedded in our debt instruments that were treated as derivative financial instruments.

During the year ended December 31, 2024, we recognized a loss on conversion of shares of $426,000 associated with the conversion of a convertible promissory note to equity. There was no corresponding charge in the year ended December 31, 2025.

During the year ended December 31, 2024, we recognized a loss on exercise of warrants of $60,000. There was no corresponding charge in the year ended December 31, 2025.

Net Loss

Our net loss for the year ended December 31, 2025, was $7,790,924, compared to $1,171,439 in the year ended December 31, 2024. This increase of $6,619,485, or 565%, was driven primarily by the impairment of Vayu and GAC assets as discussed above, increased operating expenses related with the administration of our newly acquired businesses in 2025, and higher interest and financing-related expenses.

The increase in operating expenses and net loss reflects the Company’s investment in scaling its operations and preparing for future growth. Notably, a portion of these expenses were hard costs directly associated with the acquisition and integration of Vayu and GAC aerospace assets transactions that successfully closed on April 1, 2025. These investments included legal, due diligence, and advisory fees that were essential to closing the deals and positioning the Company for revenue generation across its UAV manufacturing and autonomous logistics divisions.

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

Liquidity and Capital Resources

Going Concern

During the 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided generally accepted accounting principles accepted in the United States of America (“U.S. GAAP”) guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued.

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before April 15, 2027, and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the financial statements were issued. Without raising additional capital, there is substantial doubt about our ability to continue as a going concern through March 31, 2027. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2025, we had cash balances of $54,009, a working capital deficit of $2,811,077 and an accumulated deficit of $9,791,120. For the year ended December 31, 2025, we had a net loss of $7,790,924 and used cash from operating activities of $1,928,835.

Significant Liquidity Transactions

Since inception, we have generated modest revenues while funding operations primarily through support from affiliates, shareholders, and related parties. Notably, Aerospace Capital Partners, one of our largest shareholders, has already contributed financial resources to help support the Company during this period of growth. In addition, we have engaged an investment bank, A.G.P./Alliance Global Partners, to assist in raising additional capital to accelerate our business plan and ensure sufficient liquidity.

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

Equity Purchase Agreement

On July 31, 2025, we entered into an Equity Purchase Agreement (the “ELOC”) with Platinum Point Capital LLC, a Nevada limited liability company (the “Purchaser”) pursuant to which the Purchaser committed to purchase up to $15,000,000 of our Common Stock. In connection with the execution of the ELOC, we issued 598,404 shares of our Common Stock to the Purchaser as a commitment fee.

Upon filing and effectiveness of a Registration Statement on Form S-1 to register the Advance Shares (defined below) and provided other closing conditions are met, from time to time over the term of the ELOC, we have the right, but not the obligation, to direct the Purchaser to purchase shares of our Common Stock (the “Advance Shares”) in a maximum amount of one hundred percent (100%) of the average daily trading volume over the five trading days preceding the applicable advance date. At any time and from time to time during the three-year term of the ELOC, we may deliver a notice to Purchaser (the “Advance Notice”) and shall deliver the Advance Shares to Purchaser on the next trading day. The purchase price for the Advance Shares shall equal 90.0% of the gross proceeds received by the Purchaser for the resale of the Advance Shares during the three consecutive trading days immediately following the date an Advance Notice is delivered. The ELOC terminates upon the first to occur of (i) July 31, 2028; (ii) the date that $15,000,000 in Advance Shares have been purchased by the Purchaser; and (iii) the date that we terminate the ELOC. A Form S-1 registering the Advance Shares was declared effective by the SEC on December 19, 2025.

Notes Payable

During the year ended December 31, 2025, we issued convertible notes payable and promissory notes with a total face value of $1,777,700 that resulted in net proceeds of $1,635,900. Certain of the convertible notes with face value of $843,200 were converted into shares of our preferred stock during 2025. We also repaid existing promissory notes totaling $55,000. The remaining outstanding debt matures at various times during 2026.

As of December 31, 2025, we had a working capital deficit of $2,811,077. However, the Company is actively pursuing financing opportunities and anticipates revenue growth from sales that are expected to begin offsetting operating expenses within the next twelve months.

Historical Cash Flows

Net Cash Used in Operating Activities.

Net cash used in operating activities was $1,928,835 for the year ended December 31, 2025, compared to $34,098 used in operating activities during the year ended December 31, 2024. The increase in cash used in operating activities is mainly due to increased professional fees and general and administrative costs associated with the acquisition and implementation of our new business. Our primary use of funds in operations was payments made for salaries, legal and professional fees.

Net Cash Used in Investing Activities.

For the year ended December 31, 2025, and December 31, 2024, our net cash used from investment activities was $1,089 and $85,871, respectively. Amounts invested in 2025 related to office equipment purchased. Amounts invested in 2024 related to software from our prior business that has since been impaired.

Net Cash Provided by Financing Activities.

For the year ended December 31, 2025, net cash provided by financing activities was $1,983,900, comprised of $1,635,900 received from the issuance of Notes and Convertible Notes, $403,000 from agreements to issue shares of preferred stock, and the repayment of two promissory notes in the amount of $55,000. For the year ended December 31, 2024, net cash provided by financing activities was $90,000 received from one Promissory Note and $30,000 from the sale of common stock.

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

Plan of Operations

In support of the Company’s strategic transformation into a drone manufacturing and autonomous logistics company, the Company intends to raise new growth capital to fund product development, and operational expansion. To facilitate this effort, the Company has engaged A.G.P./Alliance Global Partners (“A.G.P.”), a reputable investment bank, to advise on and execute a structured capital raise. Management anticipates that this capital raise will include potential equity and/or debt offerings aimed at fueling the Company’s entry into the UAV and autonomous delivery sectors, expanding its technology stack, and establishing key commercial partnerships. The capital raise will be aligned with the Company’s long-term vision and will be critical to positioning the Company as an innovation leader in next-generation aerospace logistics.

The report of the independent registered public accounting firm accompanying our audited financial statements for the year ended December 31, 2025 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

To address this uncertainty, the Company has taken a series of meaningful steps to strengthen its financial position and operational outlook

•

In the first and second quarters of 2025, we finalized multiple memorandums of understanding including agreements with Drops Smart Hubs and Noon Fulfillment in the United Arab Emirates which support future UAV based logistics operations and infrastructure deployment in key international markets

•	The Company has engaged Alliance Global Partners AGP as its non-exclusive investment banking partner to raise capital and evaluate additional financial strategies aligned with our business model
•	Strategic partnerships and Local Representation Agreements have been executed to support expansion across multiple geographies without significant increases in fixed operating costs

Additionally, Aerospace Capital Partners (“ACP”), our single largest shareholder, continues to provide financial support and strategic guidance by leveraging institutional banking relationships to assist in our ongoing capital formation efforts. We anticipate that revenue from our UAV product portfolio including the US-1 electric multicopter and the G1 hybrid VTOL platform will begin contributing meaningfully to our financial results in 2025.

As of December 31, 2025, the Company had a working capital deficit of approximately $2,811,077. Although this presents a near term liquidity challenge, management believes that continued investment from A.G.P.-led financing efforts and UAV contract execution will help address the shortfall in the coming quarters.

Our ability to continue as a going concern will depend on timely access to capital, the successful execution of our revenue plan, and continued support from our strategic partners. The Company is actively pursuing a capital strategy that includes the following initiatives

•	Technical upgrades to our US-1 MKII UAV platform which has drawn interest from public safety, industrial inspection, and autonomous logistics operators in the United States
•	Progress on commercial deployment opportunities under the Drops Smart Hubs and Noon Fulfillment MOUs particularly in Dubai and the surrounding Gulf region
•	Ongoing coordination with ACP and AGP to pursue institutional and strategic investment aligned with our operational goals

While uncertainty remains, we believe the measures already taken, combined with support from our stakeholders and a focused operational plan, provide a viable path forward. The accompanying condensed financial statements do not reflect any adjustments that might be necessary if we are ultimately unable to execute on these plans. Nonetheless, management remains confident in its ability to navigate current challenges and create long term shareholder value.

Critical Accounting Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s previous business operations had three types of revenues; a) fees charged to shops for registering with the Company’s app, b) treats sent from receiving and/or sending consumers, and c) advertising from other company brands on the app.

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

Stock-Based Compensation

The measurement and recognition of stock-based compensation expense is based on estimated fair values for all share-based awards made to employees and directors, including stock options and for non-employee equity transactions as per ASC 718 rules.

For transactions in which the Company obtains certain services of employees, directors, and consultants in exchange for an award of equity instruments, the Company measures the cost of the services based on the grant date fair value of the award. The Company recognizes the cost over the vesting period.

Goodwill and Intangible Assets

Intangible assets are measured at cost less accumulated amortization and impairment losses, if any. They are amortized on a straight-line basis over their estimated useful lives. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. We evaluate goodwill for impairment annually, or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount.

Our goodwill and intangible assets represent a significant portion of our total assets and are subject to impairment testing, which requires us to make significant estimates and assumptions. Long-lived assets (including amortizable identifiable intangible assets) or asset groups held for use are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that the asset is not recoverable, we estimate the fair value of the asset group using a discounted cash flow model. An impairment charge is then recorded for any excess carrying value above the estimated fair value of the asset group.

Goodwill is tested for impairment on an annual basis and more often if circumstances indicate that an impairment may be necessary. Goodwill impairment is recognized for any excess carrying value above the estimated fair value of the asset group. Fair value is estimated using the same approach as described above for long-lived asset testing.

The significant assumptions we use in the discounted cash flow models are revenue growth rate, gross profit margins on product sales, operating income margin, and the discount rate used to determine the present value of the cash flow projections. Among other inputs, revenue growth rate and operating income margin are determined by management using historical performance trends, projected performance from existing partnerships, industry data, relevant changes in the reporting unit’s underlying business, and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. The assumptions used in the discounted cash flow model are subject to significant judgment and uncertainty. Changes in projected revenue growth rates, gross profit margins, projected operating income margins, or estimated discount rates due to uncertain market conditions, changes in technology, changes in geopolitical factors, or other factors, could result in one or more of our reporting units with a significant amount of identifiable intangible assets recognizing material impairment charges, which could be material to our results of operations and financial position. Our historical or projected revenues or cash flows may not be indicative of actual future results.

Impairment of Vayu and GAC Intellectual Property and Goodwill

During the year ended December 31, 2025, we identified indicators of impairment related to our intellectual property intangible assets and goodwill associated with the Company’s Dynamic Aerospace Systems and Dynamic Deliveries platforms, which were acquired in connection with the Company’s acquisitions of certain assets of Vayu and GAC in April 2025. These indicators included slower-than-expected development of new revenue streams resulting in lower-than-expected operating results and revised projections of future cash flows attributable to the related technology. As a result, the Company performed a goodwill impairment test in accordance with ASC 350 Intangibles—Goodwill and Other.

Prior to performing the goodwill impairment test, the Company evaluated the recoverability of the long-lived assets associated with the reporting unit in accordance with ASC 360, Property, Plant, and Equipment–Impairment or Disposal of Long-Lived Assets. Based on this evaluation, the Company determined that certain long-lived assets, including developed technology and customer relationship intangible assets, were not impaired.

The Company then compared the fair value of the reporting unit with its carrying value, including goodwill. Among other inputs, revenue growth rate and operating income margin are determined by management using historical performance trends, projected performance from existing partnerships, industry data, relevant changes in the reporting unit’s underlying business, and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. The assumptions used in the discounted cash flow model are subject to significant judgment and uncertainty.

During the year ended December 31, 2024, we identified indicators of impairment related to our legacy online software platform for our former business.

As a result of these impairment indicators, during the years ended December 31, 2025 and 2024, we recorded an impairment charge totaling $2,938,247, and $198,193, respectively, allocated as follows:

	Year Ended December 31,
	2025		2024

Vayu intellectual property impairment charge	$	---	$	---
GAC intellectual property impairment charge		---		---
Legacy software platform impairment charge		---		198,193
Total intellectual property impairment charge	$	---		$198,193

Vayu goodwill impairment charge		$437,065	$	---
GAC goodwill impairment charge		2,501,182		---
Total goodwill impairment charge		$2,938,247	$	---

Total impairment charge		$2,938,247		$198,193

Future impairment could occur if the estimates used in the discounted cash flow models change. If our estimates of profitability in the reporting unit decline, the fair value estimate will decline. Additionally, changes in the broader economic environment could cause changes to our estimated discount rate and comparable company valuation indicators, which may impact the estimated fair value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

DYNAMIC AEROSPACE SYSTEMS (FORMERLY BROOQLY INC.)

For the Years Ended December 31, 2025 and 2024

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dynamic Aerospace Systems Corporation formerly Brooqly, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dynamic Aerospace Systems Corporation formerly Brooqly, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, statements of cash flows, and statements of the changes in stockholders’ equity (deficit), for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
April 15, 2026

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

Houston, TX San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

DYNAMIC AEROSPACE SYSTEMS (FORMERLY BROOQLY INC.)

BALANCE SHEETS

ASSETS	December 31, 2025	December 31, 2024
Current Assets
Cash	$54,009	$33
Prepaid expenses	204	204
Total Current Assets	54,213	237

Long-term Assets
Right of use lease asset	36,861	-
Fixed assets, net	31,189	-
Intangible assets, net	1,947,357	-
Goodwill	9,796,433	-
Deferred offering costs	1,440,614	-
Total Non-current Assets	13,252,454	-

Total Assets	$13,306,667	$237

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,491,260	$189,291
Convertible notes, net of unamortized discount	558,364	55,000
Interest payable	35,083	14,004
Lease liability, current portion	36,861	-
Due to related parties	109,298	29,931
Derivative financial instruments	634,424	-
Total Current Liabilities	2,865,290	288,226

Stockholders’ Equity (Deficit)
Series A Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 24,560,000 and -0- shares issued and outstanding at December 31, 2025 and 2024, respectively	2,456	-
Series B Preferred Stock, par value $0.0001;500 shares authorized; 4 and -0- common shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Series C Preferred Stock, par value $0.0001; 329,288 shares authorized; 329,288 and -0- shares issued and outstanding at December 31, 2025 and 2024, respectively	33	-
Series D Preferred Stock, par value $0.0001; 115,502 shares authorized; 115,502 and -0- shares issued and outstanding at December 31, 2025 and 2024, respectively	12	-
Series D.1 Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 892,441 and -0- shares issued and outstanding at December 31, 2025 and 2024, respectively	89	-
Class A Common Stock, par value $0.0001; 325,000,000 shares authorized; 27,043,000 and 25,615,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,704	2,562
Class B Common Stock, par value $0.0001; 50,000,000 shares authorized; 15,374,651 and -0- shares issued and outstanding at December 31, 2025 and 2024, respectively	1,537	-
Contingent equity consideration payable	2,805	-
Additional paid in capital	20,222,861	1,709,645
Accumulated deficit	(9,791,120)	(2,000,196)
Total Stockholders’ Equity (Deficit)	10,441,377	(287,989)

Total Liabilities and Stockholders’ Equity (Deficit)	$13,306,667	$237

See the accompanying notes to these Financial Statements.

DYNAMIC AEROSPACE SYSTEMS (FORMERLY BROOQLY INC.)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024

Revenue	$-	$266
Total Revenue	-	266

Operating expenses
Professional fees	1,308,739	110,017
Salaries	1,058,275	81,000
Depreciation and amortization	281,383	58,754
Bad debt expense	-	30,000
Impairment of goodwill and intangible assets	2,938,247	198,193
Other general and administrative costs	1,056,614	59,476

Total operating expenses	6,643,258	537,440

Loss from operations	(6,643,258)	(537,174)

Other income and expense
Other income	-	5,435
Interest and other expense	(816,963)	(153,700)
Financing cost	(180,609)	-
Change in fair value of derivative financial instruments	(150,094)	-
Loss on conversion of shares	-	(426,000)
Loss on exercise of warrants	-	(60,000)
Other expense net	(1,147,666)	(634,265)

Net loss before income tax	$(7,790,924)	$(1,171,439)

Provision for income taxes (benefit)	-	-

Net Loss	$(7,790,924)	$(1,171,439)

Net Loss Per Common Stock - basic and fully diluted	$(0.23)	$(0.05)

Weighted-average number of shares of Common
Stock outstanding - basic and fully diluted	33,667,846	25,088,688

See the accompanying notes to these Financial Statements.

DYNAMIC AEROSPACE SYSTEMS (FORMERLY BROOQLY INC.)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(7,790,924)	$(1,171,439)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	47,700	-
Amortization	233,683	58,754
Amortization of debt discount	780,724	-
Impairment of goodwill and intangible assets	2,938,247	198,193
Stock based compensation expense	516,215	75,410
Financing cost	180,609	-
Change in fair value of derivative financial instruments	150,094	-
Shares issued for loan and interest	-	120,000
Loss on conversion of convertible note to common stock	-	426,000
Loss on exercise of warrants	-	60,000
Changes in assets and liabilities
Right of use lease asset	59,486	-
Accounts payable	914,371	44,214
Prepaid expenses	-	30,000
Payroll payable	-	84,512
Accrued interest	21,079	33,701
Lease liability	(59,486)	-
Due to related party	79,367	6,557
Net cash used in operating activities	(1,928,835)	(34,098)

Cash Flows from Investing Activities
Acquisition of software	(1,089)	(85,871)
Net cash used in investing activities	(1,089)	(85,871)

Cash Flows from Financing Activities
Proceeds from the issuance of common shares for cash	-	30,000
Proceeds from the issuance of preferred shares for cash	403,000	-
Proceeds from issuance of convertible notes	1,635,900	-
Proceeds from issuance of promissory notes	-	90,000
Repayment of promissory notes	(55,000)	-
Net cash provided by financing activities	1,983,900	120,000

Net Increase in Cash	53,976	31

Net Change in Cash
Cash at beginning of year	33	2
Cash at end of year	$54,009	$33

(continued)

DYNAMIC AEROSPACE SYSTEMS (FORMERLY BROOQLY INC.)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,004	$-
Cash paid during the period for income tax	$-	$-
Schedule of non-cash investing and financing activities:
Contingent equity consideration issued in acquisition	$14,605,921	$-
Conversion of contingent equity consideration payable to equity	$11,282,729	$-
Conversion of Series A Preferred Stock to Class A Common Stock	$74	$-
Conversion of convertible debt to equity	$843,200	$540,000
Recognition of operating lease: right of use asset and lease liability	$96,347	$-
Fair value of warrants issued as deferred offering cost	$990,614	$-
Fair value of convertible debt beneficial conversion feature allocated to proceeds of debt	$795,420	$-
Fair value of warrants allocated to proceeds of debt	$191,995	$-
Fair value of common shares allocated to proceeds of debt	$24,838	$-
Deferred offering costs payable in stock	$450,000	$-
Contingent equity consideration payable from acquisition	$3,323,192	$-
Forgiveness of accrued payroll	$-	$135,000

See the accompanying notes to these Financial Statements.

DYNAMIC AEROSPACE SYSTEMS (FORMERLY BROOQLY INC.)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Series A		Series B		Series C		Series D		Series D.1
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	#	$	#	$	#	$	#	$	#	$
Balance, January 1, 2024
Shares issued for cash	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	-	-	-	-	-	-
Shares issued for Interest	-	-	-	-	-	-	-	-	-	-
Shares issued for Loan	-	-	-	-	-	-	-	-	-	-
Gifted Shares	-	-	-	-	-	-	-	-	-	-
Adjustment for Accrued Payroll	-	-	-	-	-	-	-	-	-	-
Loss on exercise of warrants	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2024	-	-	-	-	-	-	-	-	-	-
Sales of Series D.1 Preferred Stock	-	-	-	-	-	-	-	-	892,341	89
Reclassification of share from Series D to Series D.1	-	-	-	-	-	-	(100)	-	100	-
Issuance of Series B Preferred Stock	-	-	4	-	-	-	-	-	-	-
Class B Common Stock issuable for earned Contingent Equity Consideration	-	-	-	-	-	-	-	-	-	-
Issuance of deferred equity consideration payable	-	-	-	-	-	-	-	-	-	-
Conversion of Series A Preferred Stock to Class A Common Stock	(245,000)	(25)	-	-	-	-	-	-	-	-
Shares issued for debt conversion	24,805,000	2,481	-	-	329,288	33	115,602	12	-	-
Beneficial conversion feature of note discount	-	-	-	-	-	-	-	-	-	-
Shares attached to convertible note	-	-	-	-	-	-	-	-	-	-
Warrants attached to convertible note	-	-	-	-	-	-	-	-	-	-
Shares issued to consultants	-	-	-	-	-	-	-	-	-	-
Fair value of shares issued as deferred offering cost	-	-	-	-	-	-	-	-	-	-
Fair value of warrants issued as deferred offering cost	-	-	-	-	-	-	-	-	-	-
Employee stock compensation	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2025	24,560,000	2,456	4	0	329,288	33	115,502	12	892,441	89

(continued)

DYNAMIC AEROSPACE SYSTEMS (FORMERLY BROOQLY INC.)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

					Contingent
					Equity	Additional		Total
	Class A Common Stock		Class B Common Stock		Consideration	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Equity (Deficit)
	#	$	#	$	$	$	$	$
Balance, January 1, 2024	24,234,982	2,424	-	-	-	749,373	(828,757)	(76,960)
Shares issued for cash	150,000	15	-	-	-	29,985	-	30,000
Shares issued for services	100,000	10	-	-	-	57,990	-	58,000
Shares issued for Interest	200,000	20	-	-	-	119,980	-	120,000
Shares issued for Loan	900,000	90	-	-	-	539,910	-	540,000
Gifted Shares	30,018	3	-	-	-	17,407	-	17,410
Adjustment for Accrued Payroll	-	-	-	-	-	135,000	-	135,000
Loss on exercise of warrants	-	-	-	-	-	60,000	-	60,000
Net Loss	-	-	-	-	-		(1,171,439)	(1,171,439)
Balance, December 31, 2024	25,615,000	2,562	-	-	-	1,709,645	(2,000,196)	(287,989)
Sales of Series D.1 Preferred Stock	-	-	-	-	-	402,911	-	403,000
Reclassification of share from Series D to Series D.1	-	-	-	-	-	-	-	-
Issuance of Series B Preferred Stock	-	-	-	-	-	-	-	-
Class B Common Stock issuable for earned Contingent Equity Consideration	-	-	-	-	3,323,192	-	-	3,323,192
Issuance of deferred equity consideration payable	-	-	3,498,094	350	(3,323,192)	3,322,842	-	-
Conversion of Series A Preferred Stock to Class A Common Stock	735,000	74	-	-	-	(49)	-	-
Shares issued for debt conversion	-	-	11,876,557	1,187	-	12,122,217	-	12,125,930
Beneficial conversion feature of note discount	-	-	-	-	-	491,700	-	491,700
Shares attached to convertible note	18,000	2	-	-	2,805	24,838	-	27,645
Warrants attached to convertible note	-	-	-	-	-	191,995	-	191,995
Shares issued to consultants	75,000	6	-	-	-	92,993	-	92,999
Fair value of shares issued as deferred offering cost	600,000	60	-	-	-	449,940	-	450,000
Fair value of warrants issued as deferred offering cost	-	-	-	-	-	990,614	-	990,614
Employee stock compensation	-	-	-	-	-	423,215	-	423,215
Net Loss	-	-	-	-	-	-	(7,790,924)	(7,790,924)
Balance, December 31, 2025	27,043,000	2,704	15,374,651	1,537	2,805	20,222,861	(9,791,120)	10,441,377

See the accompanying notes to these Financial Statements.

DYNAMIC AEROSPACE SYSTEMS (FORMERLY BROOQLY INC.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 – DESCRIPTION OF BUSINESS

Dynamic Aerospace Systems Corporation (formerly BrooQLy Inc.) (the “Company”) was incorporated in Nevada on February 19, 2021, as “MyTreat, Inc.” On May 12, 2021, the Company changed its name to BrooQLy Inc. in Nevada pursuant to an amendment to its Articles of Incorporation. Since February 25, 2025, the Company has been doing business as Dynamic Aerospace Systems Corporation (“Dynamic Aerospace Systems”). In January 2026, the Company filed an amendment to its Articles of Incorporation to change the name of the Company to Dynamic Aerospace Systems Corporation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Prior period financial statements were presented on a consolidated basis; however, as the Company has not had subsidiaries during the periods presented, the Company has revised the presentation to remove references to consolidation. This change had no impact on the financial statements.

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

Goodwill and Intangible Assets

Intangible assets are measured at cost less accumulated amortization and impairment losses, if any. They are amortized on a straight-line basis over their estimated useful lives. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. We evaluate goodwill for impairment annually, or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount.

Our goodwill and intangible assets represent a significant portion of our total assets and are subject to impairment testing, which requires us to make significant estimates and assumptions. Long-lived assets (including amortizable identifiable intangible assets) or asset groups held for use are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that the asset is not recoverable, we estimate the fair value of the asset group using a discounted cash flow model. An impairment charge is then recorded for any excess carrying value above the estimated fair value of the asset group.

Goodwill is tested for impairment on an annual basis and more often if circumstances indicate that an impairment may be necessary. Goodwill impairment is recognized for any excess carrying value above the estimated fair value of the asset group. Fair value is estimated using the same approach as described above for long-lived asset testing.

The significant assumptions we use in the discounted cash flow models are revenue growth rate, gross profit margins on product sales, operating income margin, and the discount rate used to determine the present value of the cash flow projections. Among other inputs, revenue growth rate and operating income margin are determined by management using historical performance trends, projected performance from existing partnerships, industry data, relevant changes in the reporting unit’s underlying business, and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. The assumptions used in the discounted cash flow model are subject to significant judgment and uncertainty. Changes in projected revenue growth rates, gross profit margins, projected operating income margins, or estimated discount rates due to uncertain market conditions, changes in technology, changes in geopolitical factors, or other factors, could result in one or more of our reporting units with a significant amount of identifiable intangible assets recognizing material impairment charges, which could be material to our results of operations and financial position. Our historical or projected revenues or cash flows may not be indicative of actual future results. During the years ended December 31, 2025 and 2024, we recorded impairment charges of $2,938,247 and $198,193. See Notes 7 and 8 for additional information.

Fair Value of Financial Instruments

The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The guidance establishes three levels of the fair value hierarchy as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company’s financial instruments as of December 31, 2025, consisted of cash and cash equivalents, accounts payable, notes payable and promissory notes, derivatives, and warrants. Financial instruments valued using Level 1 inputs include cash and cash equivalents, accounts payable and notes and promissory notes. The carrying amount of these financial instruments approximates fair value due to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. See Note 10 for additional information on notes payable and promissory notes. Financial instruments valued using Level 3 inputs include derivatives and warrants. See Notes 11 and 12, for additional fair value information of derivatives and warrants.

The Company’s financial instruments as of December 31, 2024, consisted of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic and Diluted Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2025 and 2024, potentially dilutive securities were comprised of (i) 9,300,104 and -0- unvested restricted stock units (“RSUs”), respectively, and (ii) 4,100,000 and 2,000,000 stock warrants, respectively.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our CODM. He allocates resources to achieve our operating profit goals and historically reviewed business performance through two operating segments, Dynamic Aerospace Systems (developer and OEM for UAVs) and Dynamic Deliveries (operator of autonomous mesh logistics networks).

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. For year ended December 31, 2025, the Company generated no revenue and reported a net loss from operations of $6,643,258. As of that date, the Company had a working capital deficit of $2,811,077 and did not have sufficient liquidity to fund its operations for the next twelve months without securing additional capital.

While the Company closed on the acquisition of certain aerospace assets on April 1, 2025, transactions that are expected to contribute to future revenues, there is no assurance that these assets will generate sufficient income in the next 12 months to offset operating expenses. In addition, although the Company has received financial support from its largest shareholder, Aerospace Capital Partners, LLC (“ACP”), and is working with its investment bank to raise capital, there can be no guarantee that such efforts will result in adequate funding on acceptable terms, or at all.

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

The Vayu APA

On April 1, 2025 the Company entered into an Asset Purchase Agreement (the “Vayu APA”) with Vayu, Impossible Aerospace Corporation (“IAC”), and Alpine 4 (the “Vayu Sellers”). Pursuant to the Vayu APA, the Vayu Sellers agreed to sell, and the Company agreed to purchase, certain assets of Vayu, comprising certain intellectual property, equipment, contracts, and goodwill related to the business of Vayu and IAC (the “Vayu Assets”). The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805, “Business Combinations” (“ASC 805”).

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

During the year ended December 31, 2025, the Company recorded impairment charges related to its Vayu goodwill of $437,065. See Notes 7 and 8 for additional information.

The GAC APA

Also on April 1, 2025, the Company entered into an Asset Purchase Agreement (the “GAC APA”) with Global Autonomous Corporation (“GAC”) and Alpine 4, as the owner of 71.43% of GAC (the “GAC Sellers”). Pursuant to the GAC APA, the GAC Sellers agreed to sell, and the Company agreed to purchase, certain assets of GAC, comprising certain intellectual property and goodwill related to the business of GAC (the “GAC Assets”). The Company accounted for the transaction as an acquisition of a business pursuant to ASC 805.

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

During the year ended December 31, 2025, the Company recorded impairment charges related to its GAC goodwill of $2,501,182. See Notes 7 and 8 for additional information.

Pro Forma Financial Information

The following table represents the pro forma revenue and net loss as if Vayu and GAC had been included in the results of the Company for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue	$-	$10,611
Net loss	$(8,289,420)	$(3,787,718)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Vayu and GAC to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2025 and 2024, respectively.

NOTE 5 – LEASES

Effective in May 1, 2025, the Company entered into a lease agreement for its Vayu office and warehouse space expiring in April 2026. In connection with the lease extension, the Company recognized an ROU lease asset and lease liability each in the amount of $96,347. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 44.24%. As of December 31, 2025, the remaining lease term was 0.3 years. The Company is in the process of renewing the lease and has the ability to continue month-to-month at the current rate.

The table below summarizes the Company’s lease-related assets and liabilities as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Lease assets (current)	$36,861	$-
Lease liabilities (current)	$36,861	$-

Lease expense was $80,640 and $-0-, during the years ended December 31, 2025 and 2024, respectively.

Maturities of operating lease liabilities were as follows as of December 31, 2025:

2026	40,320
Less interest	(3,459)
Present value of lease liabilities	$36,861

NOTE 6 – FIXED ASSETS

Property and equipment as of December 31, 2025 and 2024, were as follows:

	December 31,	December 31,
	2025	2024

Production equipment	$32,020	$-
Office equipment	22,159
Vehicle	24,710	-

Total property and equipment	78,889	-
Less: accumulated depreciation	(47,700)	-

Property and equipment, net	$31,189	$-

Depreciation expense was $47,700 and $-0-, during the years ended December 31, 2025 and 2024, respectively.

NOTE 7 – INTANGIBLE ASSETS

The Company’s intangible assets consist of intellectual property acquired in connection with the acquisitions of the Vayu and GAC assets in April 2025. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

During the year ended December 31, 2025, the Company identified indicators of impairment related to certain amortizable intangible assets associated both the Dynamic Aerospace Systems and Dynamic Deliveries reporting units. These indicators included slower-than-expected development of new revenue streams resulting in lower-than-expected operating results and revised projections of future cash flows attributable to the related technology.

The Company performed a recoverability test for the asset group in accordance with ASC 360, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets, by comparing the carrying value of the asset group to the undiscounted future cash flows expected to be generated by the asset group. No impairment of intangible assets was recorded as the undiscounted cash flows exceeded the carrying value of the asset groups.

The carrying values of the intellectual property intangible assets were as follows as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024

Vayu intellectual property	$1,389,678	$-
GAC intellectual property	791,362	-
Software platform	-	309,968

Total intellectual property	2,181,040	309,968
Less: accumulated amortization	(233,683)	(111,775)
Less: impairment of intangible asset	-	(198,193)

Intangible assets, net	$1,947,357	$-

Between 2021 and 2023, the legacy business developed and expanded its online software platform for a total cost of $309,968. The Company recognized an impairment charge of $198,193 to write the intangible asset carrying value to $-0- in the year ended December 31, 2024.

Amortization expense related to intangible assets was $233,683 and $58,754 in the years ended December 31, 2025 and 2024, respectively.

Future amortization expense of intangible assets is expected to be as follows:

2026	$311,577
2027	311,577
2028	311,577
2029	311,577
Thereafter	701,049

Total future amortization expense	$1,947,357

NOTE 8 – GOODWILL

Goodwill as of December 31, 2025 and 2024 was as follows:

	December 31,	December 31,
	2025	2024

Vayu goodwill	$1,894,288	$-
GAC goodwill	10,840,392	-
Less: Impairment of goodwill	(2,938,247)	-

Total goodwill	$9,796,433	$-

Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired in the transactions with Vayu and GAC. Goodwill is not amortized but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.

During the year ended December 31, 2025, the Company identified indicators of impairment related to its Dynamic Aerospace Systems and Dynamic Deliveries reporting units, including slower-than-expected development of new revenue streams resulting in lower-than-expected operating results and revised projections of future cash flows attributable to the related technology. As a result, the Company performed a goodwill impairment test in accordance with ASC 350 Intangibles—Goodwill and Other.

Prior to performing the goodwill impairment test, the Company evaluated the recoverability of the long-lived assets associated with the reporting unit in accordance with ASC 360, Property, Plant, and Equipment–Impairment or Disposal of Long-Lived Assets. Based on this evaluation, the Company determined that certain long-lived assets, including developed technology and customer relationship intangible assets, were not impaired.

The Company then compared the fair value of the reporting unit with its carrying value, including goodwill. Among other inputs, revenue growth rate and operating income margin are determined by management using historical performance trends, projected performance from existing partnerships, industry data, relevant changes in the reporting unit’s underlying business, and other market trends that may affect the reporting unit. The discount rate is based on the estimated weighted average cost of capital as of the test date of market participants in the industry in which the reporting unit operates. The assumptions used in the discounted cash flow model are subject to significant judgment and uncertainty.

As a result of this analysis, during the year ended December 31, 2025, the Company recorded impairment charges totaling $2,938,247, of which $437,065 related to Vayu goodwill and $2,501,182 related to GAC goodwill.

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 10, 2025, the Company entered into a promissory note with its CEO, Kent Wilson, in the amount of $54,000. The note included an original issue discount of $13,500, resulting in net proceeds of $40,500. The note bears interest at a rate of 18% per annum and matures on September 10, 2026. The note is secured by all of the Company’s assets in a junior position to the Company’s senior secured creditors. At inception, the Company recorded a discount against the note payable in the amount of $13,500 for the original issue discount. Amortization of debt discount was $3,927 and $-0- in the years ended December 31, 2025 and 2024, respectively. The note and related unamortized discount are recorded in Convertible notes, net of unamortized discount on the accompanying Balance Sheets.

The Company has related party transactions with two of the executive officers, who have contributed paid expenses on behalf of the Company. As of December 31, 2025 and 2024, the Company had due to related party an amount of $43,631 and $-0-, respectively, to the Company’s CEO, Kent Wilson, and $61,923 and $-0-, respectively, to the Company’s COO, Jeffrey Hail. These amounts are included in Due to related parties on the accompanying Balance Sheets.

The Company had related party transactions with its three former executive officers who made loans to the Company from time to time to facilitate cash flow. As of December 31, 2025 and 2024, the Company had due to related party an amount of $-0- and $9,487, respectively, to the Company’s former CEO, Panagiotis N. Lazaretos, $-0- and $10,067, respectively, to the Company’s former Chief Financial Officer, Helen V. Maridakis, and $-0- and $10,378, respectively, to the Company’s former Chief Operating Officer, Nikolaos Ioannou. These amounts are included in Due to related parties on the accompanying Balance Sheets.

NOTE 10 – NOTE PAYABLE AND PROMISSORY NOTES

As of December 31, 2024, the Company had two outstanding Promissory Notes: one to Eltino, Ltd in the amount of $25,000; and one to Bridusa-Dominca Kamara in the amount of $30,000, which also included accrued interest of $14,000. Both Promissory Notes and the associated interest were paid on February 25, 2025.

On February 25, 2025, the Company issued to Aerospace Capital Partners, LLC (“ACP”), a Convertible Promissory Note in the original principal amount of $358,200. The note would convert automatically into shares of the Company’s common stock or a series of preferred stock upon the occurrence of all of the following: (1) the acquisition of the controlling interest in the Company by ACP, which happened pursuant to the SPA; (2) the effectiveness of an amendment to the Company’s Articles of Incorporation to authorize the Company to issue preferred stock, which occurred on June 20, 2025; and (3) the filing of a Certificate of Designation of Rights and Preferences of a series of preferred stock of the Company, which occurred on June 20, 2025. The conversion price of the Note was $0.015 per share of either common stock or preferred stock. At inception, the fair market value of the stock to be issued to settle the fixed conversion price was greater than the stated price on the convertible note and resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes of $358,200 with a corresponding increase to additional paid in capital that was then amortized to interest expense over the 79-day period until maturity. Amortization of debt discount was $358,200 and $-0- in the years ended December 31, 2025 and 2024, respectively. On June 20, 2025, all of the requirements for conversion were met and the note automatically converted into 23,880,000 shares of the Company’s Series A Preferred Stock upon the creation of such series of shares by the Company.

On March 7, 2025, the Company entered into a second Convertible Promissory Note with ACP in the amount of $370,000 with a maturity date of June 5, 2025, ninety days from issuance. The principal does not accrue interest, and the amount of the note was automatically convertible into equity of the Company on the maturity date at a conversion price of $0.40 per share. At the Company’s sole discretion, the principal may convert into either: (a) shares of the Company’s Series C Preferred Stock; or (b) shares of the Company’s common stock. The fair market value of the stock to be issued to settle the fixed conversion price was equal to the stated price on the convertible note but after applying a Black Scholes calculation that resulted in a beneficial conversion feature that the Company recorded as a discount on the convertible notes of $18,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense over the ninety-one day period until maturity. Amortization of debt discount $18,500 and $-0- in the nine years ended December 31, 2025 and 2024, respectively. On June 20, 2025, the note was converted into 925,000 shares of the Company’s Series A Preferred Stock upon the creation of such series of shares by the Company.

On April 7, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $10,000. The principal did not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series D Preferred Stock at a conversion price of $0.38 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $10,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $10,000 and $-0- in the years ended December 31, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 26,316 shares of the Company’s Series D Preferred Stock upon the creation of such series of shares by the Company.

On May 1, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $20,000. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.19 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $20,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount $20,000 and $-0- in the years ended December 31, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 105,263 shares of the Company’s Series C Preferred Stock upon the creation of such series of shares by the Company.

On May 20, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $37,500. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.21 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $37,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $37,500 and $-0- in the years ended December 31, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 178,571 shares of the Company’s Series C Preferred Stock upon the creation of such series of shares by the Company.

On May 25, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $37,500. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series D Preferred Stock at a conversion price of $0.42 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $37,500 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $37,500 and $-0- in the years ended December 31, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 89,286 shares of the Company’s Series D Preferred Stock upon the creation of such series of shares by the Company.

On May 31, 2025, the Company entered into a Convertible Note with a third-party investor in the amount of $5,000. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.22 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $5,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $5,000 and $-0- in the years ended December 31, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 22,727 shares of the Company’s Series C Preferred Stock upon the creation of such series of shares by the Company.

On June 2, 2025, the Company entered into a second Convertible Note with a third-party investor in the amount of $5,000. The principal does not accrue interest, and the amount of the note was automatically convertible into shares of the Company’s Series C Preferred Stock at a conversion price of $0.22 per share upon creation of such series of shares. At inception, the Company recorded a beneficial conversion feature as a discount on the convertible notes of $5,000 with a corresponding increase to additional paid in capital that was then amortized to interest expense prior to conversion. Amortization of debt discount was $5,000 and $-0- in the years ended December 31, 2025 and 2024, respectively. On June 20, 2025, the note automatically converted into 22,727 shares of the Company’s Series C Preferred Stock upon the creation of such series of shares by the Company.

On July 1, 2025, the Company entered into a Secured Convertible Promissory Note with a third-party investor in the principal amount of $495,000. The principal accrues interest at a rate of 10% per annum and matures on July 1, 2026. The note included an original issue discount of $45,000 and fees of $20,000, resulting in net proceeds of $430,000 to the Company. The note is convertible any time after six months from the issuance date at the option of holder at a conversion price equal to the lower of $1.00 or 90% of the lowest volume weighted average price (“VWAP”) for the ten prior trading days. In connection with the note, the Company issued a four-year warrant to purchase 330,000 shares of the Company’s common stock at an exercise price of $1.50. The note is secured by all of the Company’s assets. At inception, the Company recorded a discount against the note payable in the amount of $352,495, representing the allocated fair value of the warrant of $125,755, the fair value of the embedded conversion feature (“ECF”) of $161,740, and the original issue discounts and fees of $65,000. The warrant met the requirements for equity classification and was recorded against additional paid in capital. The ECF did not meet the requirements for equity classification because it is settleable in a variable number of shares and was recorded as a derivative financial instrument at inception. Amortization of debt discount was $212,893 and $-0- in the years ended December 31, 2025 and 2024, respectively. The net carrying value of the note was $355,398 and $-0- as of December 31, 2025 and 2024, respectively.

On September 2, 2025, the Company entered into a Promissory Note with a third-party investor in the principal amount of $58,000. The note included an original issue discount of $5,800, resulting in net proceeds of $52,200. The note does not bear interest and matures on January 1, 2026. At inception, the Company recorded a discount against the note payable in the amount of $5,800 for the original issue discount. Amortization of debt discount was $5,800 and $-0- in the years ended December 31, 2025 and 2024, respectively. In January 2026, the note was converted into 134,884 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock, at a price of $0.43 per share for the full principal amount of $58,000.

On September 23, 2025, the Company entered into a Secured Convertible Promissory Note with a third-party investor in the principal amount of $138,000. The principal accrues interest at a rate of 10% per annum and matures on September 19, 2026. The note included an original issue discount of $12,000 and fees of $6,000, resulting in net proceeds of $120,000 to the Company. The note is convertible any time after six months from the issuance date at the option of holder at a conversion price equal to the lower of $1.00 or 90% of the lowest VWAP for the ten prior trading days. In connection with the note, the Company issued a four-year warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.50 and 18,000 shares of the Company’s common stock. The note is secured by all of the Company’s assets. At inception, the Company recorded a discount against the note payable in the amount of $138,000 and a day one financing loss of $82,609, representing the total of the allocated fair value of the warrant of $53,180, the fair value of the shares issued to the holder at inception of $24,840, the fair value of the ECF of $124,589, and the original issue discounts and fees of $18,000. The warrant and the shares met the requirements for equity classification and were recorded against additional paid in capital and common stock par value. The ECF did not meet the requirements for equity classification since it is settleable in a variable number of shares and was recorded as a derivative financial instrument at inception. The day one financing loss was recognized on the inception date and represents the excess of the fair value of the allocated components of the transaction over the proceeds received. Amortization of debt discount was $61,163 and $-0- in the years ended December 31, 2025 and 2024, respectively. The net carrying value of the note was $61,163 and $-0- as of December 31, 2025 and 2024, respectively.

On October 16, 2025, the Company entered into an unsecured promissory note with a third-party investor in the amount of $57,500. The note included an original issue discount of $5,000 and fees of $2,500 resulting in net proceeds of $50,000. The note bears interest at a rate of 10% per annum and matures on October 16, 2026. In connection with the note, the company issued the investor a four-year warrant to purchase 50,000 shares of company common stock at an exercise price of $1.50. In connection with the note, the Company issued a four-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 and 7,500 shares of the Company’s common stock. At inception, the Company recorded a discount against the note payable in the amount of $23,365, representing the total of the allocated fair value of the warrant of $13,060, the fair value of the shares issued to the holder at inception of $2,805, and the original issue discounts and fees of $7,500. The warrant and the shares met the requirements for equity classification and were recorded against additional paid in capital and common stock par value. Amortization of debt discount was $4,878 and $-0- in the years ended December 31, 2025 and 2024, respectively. The net carrying value of the note was $39,013 and $-0- as of December 31, 2025 and 2024, respectively.

On December 30, 2025, the Company entered into a Secured Convertible Promissory Note with a third-party investor in the principal amount of $132,000. The principal accrues interest at a rate of 10% per annum and matures on December 30, 2026. The note included an original issue discount of $32,000, resulting in net proceeds of $100,000 to the Company. The note is convertible any time after six months from the issuance date at the option of holder at a conversion price equal to the lower of $1.00 or 90% of the lowest volume weighted average price (“VWAP”) for the ten prior trading days. The note is secured by all of the Company’s assets. At inception, the Company recorded a discount against the note payable in the amount of $132,000 and a day one financing loss of $158,025, representing the fair value of the ECF of $258,025, and the original issue discount of $32,000. The ECF did not meet the requirements for equity classification since it is settleable in a variable number of shares and was recorded as a derivative financial instrument at inception. The day one financing loss was recognized on the inception date and represents the excess of the fair value of the allocated components of the transaction over the proceeds received. Amortization of debt discount was $362 and $-0- in the years ended December 31, 2025 and 2024, respectively. The net carrying value of the note was $362 and $-0- as of December 31, 2025 and 2024, respectively.

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

Derivative financial instruments and changes thereto recorded in the years ended December 31, 2025 and 2024, include the following:

	Year Ended December 31,
	2025	2024

Balance, beginning of period	$-	$-
Inception of derivative financial instruments	484,330	-
Change in fair value of derivative financial instruments	150,094	-
Conversion or extinguishment of derivative financial instruments	-	-

Balance, end of period	$634,424	$-

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Year Ended December 31,
	2025	2024

Pricing model utilized	Black Scholes	N/A
Risk free rate range	3.47% to 3.98%	N/A
Expected life range (in years)	0.50 to 1.00	N/A
Volatility range	122.57% to 181.94%	N/A
Dividend yield	0.00%	N/A

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the year ended December 31, 2024.

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

The Series A Certificate of Designation designated 25,000,000 shares of Series A Preferred Stock with a stated value of $0.015 per share. Each share of Series A Preferred Stock is convertible into three shares of the Company’s Common Stock at the discretion of the holder, has liquidation preference over other classes of stock at its stated value, and has 10 votes for each share of Series A Preferred Stock held by the holder. At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series A Preferred Stock not converted by the Holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series A Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. During the year ended December 31, 2025, holders converted 245,000 shares of Series A Preferred Stock into 735,000 shares of Common Stock. As of December 31, 2025 and 2024, there were 24,560,000 and -0- shares of Series A Preferred Stock issued and outstanding, respectively.

The Series B Certificate of Designation designated 100 shares of Series B Preferred Stock with a stated value of $1.00 per share. Each share of Series B Preferred Stock is convertible into one share of the Company’s Common Stock at such time as the holder ceases to be a director of the Company, has liquidation preference over other classes of stock at its stated value, and 200% of the total voting power of all holders of the Company’s common and preferred stock then outstanding. No dividends accrue on the Series B Preferred Stock. As of December 31, 2025 and 2024, there were 4 and -0- shares of Series B Preferred Stock issued and outstanding, respectively.

The Series C Certificate of Designation designated 329,289 shares of Series C Preferred Stock with no stated value. Each share of Series C Preferred Stock is convertible into 1.5 shares of the Company’s Common Stock at the discretion of the holder in six monthly installments starting six months after issuance, has no liquidation preference, and has one vote for each share of Series C Preferred Stock held by the holder. At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series C Preferred Stock not converted by the Holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series C Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. As of December 31, 2025 and 2024, there were 329,288 and -0- shares of Series C Preferred Stock issued and outstanding, respectively.

The Series D Certificate of Designation designated 115,502 shares of Series D Preferred Stock with no stated value. Each share of Series D Preferred Stock is convertible into one share of the Company’s Common Stock at the discretion of the holder in six monthly installments starting six months after issuance, has no liquidation preference, and has one vote for each share of Series D Preferred Stock held by the holder. At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series D Preferred Stock not converted by the holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series D Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. As of December 31, 2025 and 2024, there were 115,502 and -0- shares of Series D Preferred Stock issued and outstanding, respectively.

On January 30, 2026, the Company approved the adoption of Certificates of Designation for the creation of a new series of preferred stock designated as the Series D.1 Preferred Stock, $0.0001 par value per share. The Series D.1 Certificate of Designation designated 25,000,000 shares of Series D.1 Preferred Stock with no stated value. Each share of Series D.1 Preferred Stock is convertible into one share of the Company’s Common Stock at the discretion of the holder in six monthly installments starting six months after issuance, has no liquidation preference, and has one vote for each share of Series D.1 Preferred Stock held by the holder. At any time prior to the Conversion Date, the Company shall have the right to redeem any or all of the shares of the Series D.1 Preferred Stock not converted by the holder into shares of Common Stock, upon notice, at a redemption price per share equal to the closing bid price of the Company’s common stock on the trading day immediately prior to the date on which the Company gives notice to the investor of the Company’s intention to redeem shares of the Series D.1 Preferred Stock. Dividends shall be payable only when, as, and if declared by the Board of Directors of the Company, equally and on a per share basis. As of December 31, 2025 and 2024, there were 892,441 and -0- shares of Series D.1 Preferred Stock issued and outstanding, respectively.

Sales of Series D.1 Preferred Shares

During October and November 2025, the Company entered into agreements where the Company agreed to issue 241,176 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.51 per share for gross and net proceeds of $123,000 in eight separate private placement transactions. The Certificate of Designation for Series D.1 Preferred Stock, which created the Series D.1 Preferred Stock, was filed with the State of Nevada on January 30, 2026.

During November and December 2025, the Company entered into agreements where the Company agreed to issue 651,163 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.43 per share for gross and net proceeds of $280,000 in seven separate private placement transactions. As noted, the Certificate of Designation for Series D.1 Preferred Stock was filed on January 30, 2026.

Equity Purchase Agreement

On July 31, 2025, the Company entered into an Equity Purchase Agreement (the “ELOC”) with Platinum Point Capital LLC, a Nevada limited liability company (the “Purchaser”) pursuant to which the Purchaser committed to purchase up to $15,000,000 of the Company’s Common Stock. In connection with the ELOC, the Company was required to pay the Purchaser a commitment fee (the “Commitment Fee”) in the amount of $450,000, represented by 598,404 shares of the Company’s common stock. The Commitment Fee was recorded as a deferred offering cost at inception of the ELOC and as of December 31, 2025. The deferred offering costs will be reclassified as a reduction against the gross proceeds when ELOC advances are completed. No such advances were completed in the year ended December 31, 2025.

Upon filing and effectiveness of a Registration Statement on Form S-1 to register the Advance Shares (defined below) and provided other closing conditions are met, from time to time over the term of the ELOC, the Company has the right, but not the obligation, to direct the Purchaser to purchase shares of the Company’s Common Stock (the “Advance Shares”) in a maximum amount of one hundred percent (100%) of the average daily trading volume over the five trading days preceding the applicable advance date. At any time and from time to time during the three-year term of the ELOC, the Company may deliver a notice to Purchaser (the “Advance Notice”) and shall deliver the Advance Shares to Purchaser on the next trading day. The purchase price for the Advance Shares shall equal 90.0% of the gross proceeds received by the Purchaser for the resale of the Advance Shares during the three consecutive trading days immediately following the date an Advance Notice is delivered. The ELOC terminates upon the first to occur of (i) July 31, 2028; (ii) the date that $15,000,000 in Advance Shares have been purchased by the Purchaser; and (iii) the date that the Company terminates the ELOC. The Company filed a registration statement on Form S-1 to register the resale of the Advance Shares, which was declared effective on December 19, 2025.

On December 30, 2025, the Company issued an Advance Notice to the Purchaser for 500,000 shares and the shares were issued to the Purchaser. No shares were sold by the purchaser and the Company received no proceeds during the year ended December 31, 2025 and the Company received no proceeds.

Warrants

On June 2, 2025, the Company issued to an investment banking firm as compensation for a proposed future offering a two-year warrant to purchase 1,600,000 shares of Company Common Stock in four separate tranches: 400,000 shares at $0.70 exercise price, 400,000 shares at $1.00 exercise price, 400,000 shares at $1.30 exercise price, and 400,000 shares at $1.60 exercise price. The fair value of the warrant of $990,614 is recorded as a deferred offering cost as of December 31, 2025.

Transactions involving our stock warrants during the years ended December 31, 2025 and 2024, are summarized as follows:

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the year	2,000,000	$0.10	2,150,000	$0.10
Granted during the year	2,100,000	$1.23	-	$-
Exercised during the year	-	$0.00	(150,000)	$0.20
Expired during the year	-	$0.00	-	$-
Outstanding at end of the year	4,100,000	$0.68	2,000,000	$0.10

Exercisable at end of the year	4,100,000	$0.68	2,000,000	$0.10

Weighted average remaining life	1.3	years

The following table summarizes information about the Company’s stock warrants outstanding as of December 31, 2025:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ 0.0001 to 0.10	2,000,000	0.7	$0.10	2,000,000	$0.10
$ 0.11 to 1.00	800,000	1.4	$0.85	800,000	$0.85
$ 1.01 to 1.50	1,300,000	2.3	$1.47	1,300,000	$1.47
$ 0.05 to 1.50	4,100,000	1.3	$0.68	4,100,000	$0.68

During the years ended December 31, 2025 and 2024, the Company issued 2,100,000 and 2,000,000 warrants, respectively, the aggregate grant date fair value of which was $1,337,834 and $-0-, respectively. There were no warrants exercised during the years ended December 31, 2025. During the year end December 31, 2024, the Company received $20,000 proceeds from the exercise of 150,000 warrants at an exercise price of $0.20 per share.

The fair value of the warrants issued the years ended December 31, 2025 and 2024 was calculated using the following range of assumptions:

	2025	2024
Pricing model utilized	Black Scholes	N/A
Risk free rate range	3.54% to 3.94%	N/A
Expected life range (in years)	2.00 to 4.00	N/A
Volatility range	121.24% to 158.82%	N/A
Dividend yield	0.00%	N/A

RSU Plans

On April 12, 2025, the Company adopted the Dynamic Aerospace Systems Corporation Restricted Stock Unit (RSU) Executive Plan (the “Executive RSU Plan”) and the Dynamic Aerospace Systems Corporation Restricted Stock Unit (RSU) Plan (the “Non-Executive RSU Plan” and, together with the Executive RSYU Plan, the “RSU Plans”). As of the date of this Annual Report, the Company did not have a stock option plan in favor of any director, officer, consultant, or employee.

The purpose of the RSU Plans is to provide an equity compensation program to attract, retain, and incentivize key employees. Each Restricted Stock Unit (“RSU”) is a promise to deliver one share of the Company’s common stock upon vesting, subject to certain terms. The Company has the right to determine the specific grant details for each executive. Pursuant to the Executive RSU Plan, RSUs will vest 10% at the end of the first year after the grant; 30% at the end of the second year after the grant; and 60% at the end of the third year after the grant. Pursuant to the Non-Executive RSU Plan, RSUs will vest 10% at the end of the first year after the grant; 15% at the end of the second year after the grant; 25% at the end of the third year after the grant; 30% at the end of the fourth year after the grant; and 20% at the end of the fifth year after the grant. The vested RSUs will be settled in shares of the Company’s common stock six (6) months after the vesting date.

The following table summarizes RSU Plans activity as of and for the years ended December 31, 2025 and 2024:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Exercise
	Number	Fair Value	Number	Price
Outstanding at beginning of period	-	$-	-	$-
Granted during the period	9,300,104	$0.57	-	$-
Exercised during the period	-	$-	-	$-
Forfeited during the period	-	$-	-	$-
Outstanding at end of period	9,300,104	$0.57	-	$-

Exercisable at period-end	-	$-	-	$-

As of December 31, 2025, there was $5,081,187 of total unrecognized compensation cost related to stock grants made under the RSU Plans. The aggregate fair value of share grants that vested during the years ended December 31, 2025 and 2024 was $-0- and $-0-, respectively. Stock based compensation expense related to the RSU Plans was $423,215 and $-0- in the years ended December 31, 2025 and 2024, respectively. The Company also recognized stock-based compensation in the amount of $93,000 related to shares issued to a consultant outside of the RSU Plans.

The fair value of each stock grant is calculated using the closing sale price of the Company’s common stock on the date of grant. The Company’s accounting policy is to estimate forfeitures in determining the amount of total compensation cost to record each period.

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

NOTE 14 – INCOME TAXES

As of December 31, 2025, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $4,584,603 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management and based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The Internal Revenue Code may limit the future use of its existing net operating losses.

During the year ended December 31, 2025, the Company increased the valuation allowance by $1,415,003 from $317,982 to $1,732,985. The increase was primarily driven by continued operating losses and the resulting uncertainty regarding the realizability of deferred tax assets. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

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

Net deferred tax assets consist of the following components as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
NOL carryover	$962,767	$270,061
Temporary differences
Stock based compensation	$108,405	$-
Amortization of intangible assets	$26,172	$-
Impairment of intangible asset	$617,032	$41,621
Amortization of debt discount	$12,309	$-
Bad debt expense	$6,300	$6,300
Sub total	$1,732,985	$317,982
Valuation allowance	$(1,732,985)	$(317,982)
Net deferred tax asset	$-	$-
Change in valuation allowance	$1,415,003	$-

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	December 31,	December 31,
	2025	2024
Rate Reconciliation:
Expected tax at statutory rate	$(1,636,094)	$-
Permanent differences	221,091	-
Current year change in valuation allowance	1,415,003	-

Income tax provision (benefit)	$-	$-

NOTE 15 – SEGMENT REPORTING

As of December 31, 2025, the Company operated in two business segments: Dynamic Aero Systems, a developer and OEM of UAVs, and Dynamic Deliveries, a developer of autonomous mesh logistics networks. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the year ended December 31, 2025 and 2024, was as follows:

	December 31, 2025
	Dynamic Aerospace Systems	Dynamic Deliveries	Total	December 31, 2024 Total
Revenue
Revenue	$-	$-	$-	$266

Operating Expenses
Professional fees	1,218,686	90,053	1,308,739	110,017
Salaries	989,842	68,433	1,058,275	81,000
Depreciation and amortization	196,594	84,789	281,383	58,754
Goodwill impairment	437,065	2,501,185	2,938,247	30,000
Other general and administrative costs	989,485	67,129	1,056,614	198,193
Total Operating Expenses	3,831,672	2,811,586	6,643,258	537,440

Loss from operations	$(3,831,672)	$(2,811,586)	$(6,643,258)	$(537,174)

Identifiable Assets
Identifiable assets as of December 31, 2025	$4,111,293	$9,195,374	$13,306,667
Identifiable assets as of December 31, 2024	$-	$-	$237

Segment information for the year ended December 31, 2024, was the same as operations as the Company had not yet established the Dynamic Aero Systems and Dynamic Deliveries segments, which were initiated upon the acquisition of the Vayu Assets and GAC Assets on April 2, 2025. As such, the Company operated as one segment in the year ended December 31, 2024.

NOTE 16 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2025, through the date of this filing of these unaudited financial statements and has determined that the following are material subsequent events.

During January 2026, the Company entered into agreements where the Company agreed to issue 232,558 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.43 per share for gross and net proceeds of $100,000 in a private placement transaction. As noted, the Certificate of Designation for Series D.1 Preferred Stock was filed with the State of Nevada on January 30, 2026.

During January 2026, the Company entered into agreements where the Company agreed to issue 323,530 shares of Series E Convertible Preferred Stock, upon the Company filing a Certificate of Designation to create such series of preferred stock, at a sale price of $0.34 per share for gross and net proceeds of $110,000 in two separate private placement transactions. In connection with the agreements, the Company issued to the buyers’ five-year warrants to purchase up to an aggregate of 267,059 shares of Company common stock at an exercise price of $1.00 per share. As of the filing of this Annual Report, the Certificate of Designation for Series E Convertible Preferred Stock had not been filed.

During January 2026, 82,374 of the 500,000 advance shares issued to the Purchaser on December 30, 2025 under the ELOC were sold in multiple transactions for net proceeds of $74,332. See Note 12 for additional details.

During January 2026, a promissory note with a third-party investor in the principal and interest amount of $58,000 was converted into 134,884 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock, at a price of $0.43 per share. See Note 12 for additional details.

On April 9, 2026, the Company entered into two (2) Convertible Promissory Notes with third-party investors for a total principal amount of $165,000. The notes include a one-time interest charge on the principal amount of 8% and mature April 9, 2027. The notes include an original issue discount of $15,000 and total fees of $6,500, resulting in net proceeds of $143,500 to the Company. The note is convertible, at any time following the issue date at the option of holder at a conversion price equal to the lower of $0.50 or 80% of the lowest volume weighted average price (“VWAP”) for the fifteen prior trading days. In connection with each of the notes, the Company issued five-year warrants to purchase 126,923 shares of the Company’s common stock at an exercise price of $0.65.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has no formal control process related to the identification of related party transactions at this point in time and limited segregation of duties.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the year ended December 31, 2025. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2025, that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Kent Wilson	CEO/Chairman of Board	53	February 25, 2025
Jeff Hail	COO/Director	64	February 25, 2025
Ian Kantrowitz	VP/Director	46	February 25, 2025
Shannon Rigney	VP/Director	41	February 25, 2025
Robin Hoops	Chief Financial Officer	43	March 16, 2026
Ron Rich	Director	65	March 19, 2025
Jorge L. Torres	Director	55	April 9, 2025

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Kent Wilson – Chief Executive Officer, Chairman of the Board

Mr. Wilson, 53, previously served as the Chief Executive Officer and Secretary of Alpine 4 Holdings, Inc. (“Alpine 4”), since June 2014. Mr. Wilson resigned as Chief Executive Officer of Alpine 4 in February 2025. Prior to his time with Alpine 4, Mr. Wilson was the CEO of Crystal Technology Holdings, Ltd./NextSure, LLC. This company successfully designed, built, and brought two products to market, including an internet-based insurance rating engine that allowed prospective buyers to rate and buy their auto insurance online via a virtual insurance agent. Since 2002, Mr. Wilson has been actively involved with all facets of corporate financial and operational planning and has held the title of CFO and CEO for several different companies. Mr. Wilson has also consulted for various finance departments of publicly traded companies such as JDA Software and Switch & Data, Inc. to help them identify and develop the best SOX and GAAP practices and procedures. In 2011, Mr. Wilson took over as CFO of United Petroleum Company and helped guide them from a small startup with less than $1 million in revenue to a company with $20 million in revenue and a growth path for 2013 and 2014. Mr. Wilson holds a BA degree in Management and an MBA from Northcentral University. Management believes Mr. Wilson’s extensive management, strategic planning, and public company experience qualify him to serve as a director.

Jeff Hail – Chief Operating Officer, Director

Mr. Hail, 64, previously served as the Chief Operating Officer of Alpine 4 Holdings, Inc., since January 2019, and before that serving as Senior Vice President of Operations since April 2014. Mr. Hail’s professional experience has been both in the government and private sector. As a Buyer/Contract Officer with the Arizona Department of Transportation writing, awarding, and administering highway services contracts. In the private sector, Mr. Hail experienced success by starting a number of different companies and building them to be the leaders in their niche sectors from both electronics manufacturing to e-commerce. As a result, he brings a broad-based experience level with the operational aspects of running a business in today’s realm. Mr. Hail holds a Bachelor of Science degree in Operations and Production Management from the W.P. Carey School of Business at Arizona State University. Management believes Mr. Hail’s extensive business operations and broad industry experience qualify him to serve as a director.

Ian Kantrowitz – Vice President, Director

Mr. Kantrowitz, 46, served as Vice President of Investor Relations at Alpine 4 Holdings, Inc., from 2021 to 2025, following his role as Director of Investor Relations from 2014 to 2021. Mr. Kantrowitz played a key role in securing capital at critical moments, through not only his personal network, but by fostering stakeholder relationships with effective and compelling communication during pivotal growth phases. Also serving on the company’s Board of Directors, Mr. Kantrowitz was accountable for creating and presenting a consistently applied investment message, building trusted relationships and shaping strategic messaging to shareholders and the investment community, while providing insight on public perception and market positioning. He was often regarded as a voice of reason, offering balanced perspectives during critical decision-making moments. Prior to joining Alpine 4, Mr. Kantrowitz built a diverse career involving project management, negotiations and sales in addition to relationship management. He served as a Project Manager for two major homebuilders in Phoenix, Arizona, Continental Homes and Engle Homes, where he honed his leadership and operational skills. Additionally, he was a top-performing banker at Wells Fargo Bank, ranked number five in the country, showcasing his dedication to client satisfaction and business growth. Mr. Kantrowitz’s analytical insight with a people-first approach and experience with investor relations and project management qualify him to serve as a director.

Shannon Rigney – Vice President, Director

Ms. Rigney, 41, previously served as Vice President of Social Media and Public Relations at Alpine 4 Holdings, Inc., since 2016, having been with the company since 2014. With a decade of experience specializing in brand strategy and corporate relationship management, Ms. Rigney played a pivotal role in shaping the company’s public narrative, developing investor-facing communications, and driving strategic media campaigns and events across Alpine 4’s diverse portfolio of subsidiaries. With a diverse career background spanning public messaging, financial forecasting, project management and contract negotiations in various industries from home building to transportation logistics and medical devices, Ms. Rigney brings a unique ability to craft communications and messaging that align with business objectives while resonating with key stakeholders. Ms. Rigney holds a Bachelor of Business Administration in Marketing from the University of Arizona, Eller College of Management. Her collaborative approach bridges the gap between investor relations, marketing, and operations, ensuring consistent and transparent messaging across multiple platforms. Her extensive experience in stakeholder engagement, public company compliance and communications qualify her to serve as a director.

Robin Hoops – Chief Financial Officer

On March 16, 2026, the Company appointed Robin Hoops, CPA-CA, as Chief Financial Officer. Ms. Hoops previously had been appointed by the Company as the Company’s interim Chief Financial Officer on January 20, 2026.

Ms. Hoops, 43, brings over 20 years of experience in accounting, finance, treasury, financial reporting, audit, and senior management, supporting both private and publicly traded companies in Canada and the United States. Her experience includes leading public company financial reporting functions, managing annual and quarterly SEC filings, registration statements, earnings materials, proxy statements, and investor communications. She has extensive background in technical accounting for complex transactions, including business combinations, equity compensation, leases, revenue recognition, and fair value measurements. Ms. Hoops has also worked closely with private equity firms and portfolio companies to implement internal controls, manage debt covenants, and execute first-year audits following acquisitions.

Ms. Hoops is a Chartered Professional Accountant (CPA-CA), and holds a Bachelor of Commerce in Accounting from the University of Calgary Haskayne School of Business, and a Master of Science in Criminal Justice from Saint Joseph’s University. She has also completed the AICPA Core Forensic Accounting and Specialized Forensic Accounting Certificates. Her CPA-CA License was effective as of the date of this Report.

Ron J. Rich – Director

Mr. Rich, 65, has held multiple leadership positions, including Vice President of Propulsion Systems at Honeywell Aerospace, where he spearheaded initiatives to enhance engine performance and reliability. His tenure at Honeywell also included driving research collaborations, such as the landmark agreement with the University of Arizona, designed to streamline aerospace research and development. His dedication to advancing aerospace technology and engineering education earned him the Circle of Excellence Award from the university’s Engineering Design Program in 2019. Mr. Rich is a graduate of the University of Arizona with a Bachelor's of Science in Mechanical Engineering. Currently serving as Vice President of the Engineering Solutions Business at Intertec International, Mr. Rich continues to lead innovation in engineering services, bringing valuable insight and expertise to Dynamic Aerospace Corporation. Mr. Rich’s extensive experience in the aerospace industry qualifies him to serve as a director.

Jorge L. Torres – Director

Mr. Torres, 55, has held multiple leadership positions throughout his 30-year career in the logistics and transportation industry. He currently serves as Vice President of Operations for FedEx Express México. Since 2012, he has overseen one of Latin America's most complex logistics networks. During his tenure, Mr. Torres led the successful integration of Multipack into FedEx, aligning infrastructure and services to support expanded growth across the region. He has been recognized as one of Mexico’s most trusted and influential leaders in logistics, with a proven track record of operational excellence, innovation, and employee engagement.

Mr. Torres holds a Master of Business Administration from EGADE Business School at Tecnológico de Monterrey, earned in 2006; a Master’s degree in Quality from Universidad La Salle, earned in 2000; and a Bachelor’s degree in Communications from Universidad del Valle de México, earned in 1993. Management believes that Mr. Torres’s experience with logistics and networks, as well as infrastructure development and expansion, qualifies him to serve as a member of the Board of Directors.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our Chief Executive Officer, Chief Financial Officer, and other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, compliance with applicable laws and regulations, and full, fair, accurate, and timely disclosure in reports and documents filed with the Securities and Exchange Commission (“SEC”).

A copy of our Code of Ethics will be made available to shareholders and investors upon request. We intend to disclose any amendments to, or waivers of, the Code of Ethics for our executive officers and directors in a Current Report on Form 8-K as required by SEC rules.

Controlled Company Exemption

During 2026, the Company intends to apply to list its common stock on the NYSE American, although there is no guarantee that the Company’s securities will be listed on the NYSE American or any other national exchange. The Company will be a “controlled company” within the meaning of the corporate governance standards of NYSE. As a result, the Company qualifies for exemptions from, and has elected not to comply with, certain corporate governance requirements under the rules, including the requirements that within one year of the completion of the proposed listing, the Company have a board that is composed of a majority of “independent directors,” as defined under the rules, and a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. Even though the Company is a controlled company, the Company will be required to comply with the rules of the SEC and NYSE American relating to the membership, qualifications, and operations of the audit committee, as discussed below.

Under these rules, a “controlled company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. As of April 15, 2026, Aerospace Capital Partners, LLC (“ACP”), beneficially owned 17,997,000 shares of our common stock, representing approximately 65% of the voting power of our common stock. Through its control of shares of common stock representing a majority of the votes entitled to be cast in the election of directors, ACP will have the ability to control the vote to elect all of our directors. Accordingly, the Company will qualify as a “controlled company” under the listing requirements of NYSE and will be able to rely on the exemptions described above. If the Company ceases to be a controlled company and the Company’s common stock continues to be listed on NYSE, we will no longer be able to rely on such exemptions by the date our status as a controlled company changes or within specified transition periods applicable to certain provisions, as the case may be. For example, the Company will have one year from the date of the status change to comply with the requirement that the board of directors must be comprised of a majority of independent directors.

Director Independence

As noted, during 2026, the Company intends to apply to list its common stock on the NYSE American, although there is no guarantee that the Company’s securities will be listed on the NYSE American or any other national exchange. A controlled company is exempt from the requirements of NYSE Section 303A.01 (majority board independence), Section 303A.04 (fully independent nominating committee) and Section 303A.05 (fully independent compensation committee). Under the rules of NYSE, independent directors must comprise at least 50% of a listed company’s board of directors within a specified period of time after the completion of an initial public offering. In addition, the rules of NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

The Company’s board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise or impair such director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that each of Ron J. Rich and Jorge L. Torres are “independent directors” as defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the listing requirements and rules of the NYSE.

Based on the Board’s review of the NYSE rules, the Board has determined that Mr. Rich and Mr. Torres would qualify as independent directors.

Our board of directors expects to continue to evaluate its independence standards and whether and to what extent the composition of our board of directors and its committees meets those standards. We ultimately intend to appoint additional persons to our board and committees of our board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, we intend that a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated under the Securities Act of 1933, as amended.

Board Leadership Structure

We have chosen to combine the roles of Chairman of the Board and Chief Executive Officer. Mr. Wilson serves as Chief Executive Officer and Chairman of the Board. The Board believes that this structure is appropriate for the Company and provides the appropriate level of independent oversight necessary to ensure that the Board meets its fiduciary obligations to our stockholders, that the interests of management and our stockholders are properly aligned, and that we establish and follow sound business practices and strategies that are in the best interests of our stockholders.

The Board of Directors does not believe that one particular leadership structure is appropriate at all times and will continue to evaluate the Board’s leadership structure from time to time.

Board’s Role in Risk Management

One of the key functions of the Board of Directors is informed oversight of the Company’s risk management process. The Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of the Board of Directors that address risks inherent in their respective areas of oversight.

In particular, the Board of Directors is responsible for monitoring and assessing strategic and operational risk exposure, which may include financial, legal and regulatory, human capital, information technology and security and reputation risks.

•

The Audit Committee, when formed, will have the responsibility to consider and discuss major financial risk exposures and the steps management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.

•

The Nominating and Corporate Governance Committee, when formed, will monitor the effectiveness of the Company’s corporate governance policies and the selection of prospective members of the Board of Directors and their qualifications.

•

The Compensation Committee, when formed, in conjunction with the Audit Committee, will assess and monitor whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. In addition, the Compensation Committee will review and monitor matters related to human capital management, including management of human capital risks.

Like all businesses, we also face threats to our cybersecurity, as we are reliant upon information systems and the Internet to conduct our business activities. In light of the pervasive and increasing threat from cyberattacks, the Board believes oversight of this risk is appropriately allocated to the Board, although the Board may decide to delegate this responsibility to one of the Committees of the Board. The Board, with input from management, assesses the Company’s cybersecurity risks and the measures implemented by the Company to mitigate and prevent cyberattacks and respond to data breaches.

Typically, the entire Board of Directors meets with management and the applicable committees of the Board of Directors at least annually to evaluate and monitor respective areas of oversight. Both the Board of Directors as a whole and the various standing committees receive periodic reports from individuals responsible for risk management, as well as incidental reports as matters may arise. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board of Directors as quickly as possible. The Board of Directors’ role in risk oversight does not affect its leadership structure.

Delinquent Section 16(a) Reports. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2025, the following persons failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2025:

Name and Principal Position	Number of Late Reports	Transactions not Reported in Timely Manner	Known Failures to File a Required Form
Kent Wilson, CEO, Director	3	3	None
Jeff Hail, COO, Director	2	2	None
Ian Kantrowitz, VP, Director	2	2	None
Shannon Rigney, VP, Director	2	2	None
Ron J. Rich, Director	2	2	None
Jorge L Torres, Director	1	1	None
Aerospace Capital Partners, LLC	2	2	None

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2025.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kent Wilson	2025	$293,425	Nil	$1,012,800	Nil	Nil	Nil	Nil	$1,306,225

Jeff Hail	2025	$220,068	Nil	$759,600	Nil	Nil	Nil	Nil	$979,668

Ian Kantrowitz	2025	$125,753	Nil	$759,600	Nil	Nil	Nil	Nil	$885,353

Shannon Rigney	2025	$125,753	Nil	$759,600	Nil	Nil	Nil	Nil	$885,353

___________

(1)

Amounts reflect total salary approved by the Board. As of December 31, 2025, the following amounts were unpaid and included in Accounts payable on our Balance Sheet for the year ended December 31, 2025, included in Part II, Item 8 of this Annual Report: Kent Wilson $236,538; Jeff Hail $177,404; Ian Kantrowitz $97,115; and Shannon Rigney $97,115.

(2)

Reflects fair value of RSU awards on the grant date based on closing stock price of $0.506 on the grant date of December 12, 2025.  On December 12, 2025, Mr. Wilson received a grant of 2,000,000 RSUs, and Mr. Hail, Mr. Kantrowitz and Ms. Rigney each received a grant of 1,500,000 RSUs. The RSUs vest 10% at the end of the first year after the grant; 30% at the end of the second year after the grant; and 60% at the end of the third year after the grant.

On February 25, 2025, the previous three controlling shareholders of the Company entered into a Share Purchase Agreement (the “SPA”) with Aerospace Capital Partners, LLC, a Nevada limited liability company (“ACP”). Pursuant to the SPA, the Sellers sold an aggregate of 18,000,000 shares of common stock of the Company to ACP, equal to approximately 70.3% of the Company’s outstanding shares of common stock. As a result of this transaction, ACP became our controlling shareholder. In connection with the change of control and pursuant to the terms of the SPA, Panagiotis Lazaretos, Nikolaos Ioannou and Helen Maridakis agreed to and did resign from their positions as officers and directors, effective February 25, 2025, and did not receive any compensation during 2025.

The following individuals were appointed as the Company’s new officers (the “New Executive Officers”):

Name	Position
Kent Wilson	Chief Executive Officer/Chairman of the Board
Jeff Hail	Chief Operating Officer
Ian Kantrowitz	Vice President
Shannon Rigney	Vice President

As noted above, on March 16, 2026, the Company appointed Robin Hoops, CPA-CA, as Chief Financial Officer.  Ms. Hoops previously had been appointed by the Company as the Company’s interim Chief Financial Officer on January 20, 2026.

Employment Agreements

The Company has entered into employment agreements with the New Executive Officers of the Company, the terms of which are as follows:

Kent Wilson has been serving as the Chief Executive Officer (CEO) of the Company since February 25, 2025, with his compensation during this period provided by Aerospace Capital Partners. Mr. Wilson’s Employment Agreement (the “Wilson Agreement”), effective as of July 20, 2025, formalizes his employment with the Company, where Mr. Wilson reports directly and solely to the Board of Directors (the “Board”). The Wilson Agreement emphasizes the critical importance of the CEO’s role in driving sales, developing key client relationships, and securing significant contracts to advance the Company’s growth. Mr. Wilson is granted full authority to enter into contracts, manage banking relationships, and execute agreements on behalf of the Company, subject to any limitations set by the Board, highlighting his pivotal leadership role. Mr. Wilson’s compensation package includes a base salary of $350,000 annually, with 10% annual increases, supplemented by performance-based bonuses.

Jeffrey Hail has been serving as the Chief Operating Officer (COO) of the Company since February 25, 2025, with his compensation during this period provided by Aerospace Capital Partners. Mr. Hail’s Employment Agreement (the “Hail Agreement”), effective as of July 20, 2025, formalizes his employment with the Company, where Mr. Hail reports directly to the Chief Executive Officer (CEO) and directly to the Board. The Hail Agreement outlines Mr. Hail’s essential role in managing day-to-day operations, implementing strategic initiatives, and enhancing organizational efficiency in support of the Company’s growth and operational goals. Mr. Hail is authorized to act on behalf of the Company in operational matters, including vendor management, internal systems, and execution of strategic programs, subject to direction and oversight by the CEO and any limitations established by the Board. Mr. Hail’s compensation package includes a base salary of $267,500 annually, with 10% annual increases, supplemented by performance-based bonuses.

Ian Kantrowitz has been serving as the Vice President of the Company, serving in a cross-functional capacity including Internal and External Communications at the Company. Since February 25, 2025, with his compensation during this period provided by Aerospace Capital Partners. Mr. Kantrowitz’s Employment Agreement (the “Kantrowitz Agreement”), effective as of July 20, 2025, formalizes his employment with the Company, where he reports directly to the CEO and indirectly to the Board. The Kantrowitz Agreement outlines Mr. Kantrowitz’s responsibilities across investor relations, corporate messaging, marketing, capital raising, and sales initiatives and strategies. He is authorized to act on behalf of the Company in operational matters, including vendor management, internal systems, and execution of strategic programs, as well as in communications and public engagement initiatives. These responsibilities are carried out under the direction and oversight of the CEO and subject to any limitations established by the Board. Mr. Kantrowitz’s compensation package includes a base salary of $150,000 annually, with 10% annual increases, supplemented by performance-based bonuses.

Shannon Rigney has been serving as the Vice President of the Company since February 25, 2025, with her compensation during this period provided by Aerospace Capital Partners. Ms. Rigney’s Employment Agreement (the “Rigney Agreement”), effective as of July 20, 2025, formalizes her employment with the Company where she reports directly to the CEO and indirectly to the Board. The Rigney Agreement outlines Ms. Rigney’s responsibilities across public relations, corporate compliance, marketing, capital raising, legal coordination, budgeting, and sales initiatives and strategies. She is authorized to act on behalf of the Company in operational matters, including vendor management, internal systems, and execution of strategic programs, as well as in communications and public engagement initiatives. These responsibilities are carried out under the direction and oversight of the CEO and subject to any limitations established by the Board. Ms. Rigney’s compensation includes a base salary of $150,000 per year, subject to annual increases of 10%, with additional performance-based bonuses at the discretion of the CEO and subject to Board approval.

Robin Hoops has been serving as the Interim Chief Financial Officer of the Company since January 20, 2026, with her compensation during this period provided under a consulting agreement. Ms. Hoops’s Employment Agreement (the “Hoops Agreement”), effective as of March 16, 2026, formalizes her employment with the Company where she reports directly to the CEO and indirectly to the Board. The Hoops Agreement outlines Ms. Hoops’s responsibilities across accounting and finance, treasury, internal and external audit, financial reporting, corporate compliance, legal coordination, budgeting, human resources and risk management. She is authorized to act on behalf of the Company in operational matters, including vendor management, internal systems, and execution of strategic programs, as well as in communications and public engagement initiatives. These responsibilities are carried out under the direction and oversight of the CEO and subject to any limitations established by the Board. Ms. Hoops’s compensation includes a base salary of $185,000 per year, which will increase to $200,000 per year after 6 months of employment and approval by the Board. Ms. Hoops will be eligible for annual increases, with additional performance-based bonuses at the discretion of the CEO and subject to Board approval.

Additionally, the Company’s new directors and executive officers may receive share options at the discretion of our board of directors in the future.

Stock Option Plan; Restricted Stock Unit Plans

As of the date of this Annual Report, we did not have a stock option plan in favor of any director, officer, consultant, or employee of our company.

On April 12, 2025, the Company adopted the Dynamic Aerospace Systems Corporation Restricted Stock Unit (RSU) Executive Plan (the “Executive RSU Plan”) and the Dynamic Aerospace Systems Corporation Restricted Stock Unit (RSU) Plan (the “RSU Plan”).

Executive RSU Plan

The purpose of the Executive RSU Plan is to provide an equity compensation program to attract, retain, and incentivize key employees. Each Restricted Stock Unit (“RSU”) is a promise to deliver one share of the Company’s common stock upon vesting, subject to certain terms. The Company has the right to determine the specific grant details for each executive. Pursuant to the Executive RSU Plan, the RSUs will vest 10% at the end of the first year after the grant; 30% at the end of the second year after the grant; and 60% at the end of the third year after the grant. The vested RSUs will be settled in shares of the Company’s common stock six (6) months after the vesting date.

RSU Plan

The purpose of the RSU Plan is to provide an equity compensation program to attract, retain, and incentivize key employees. Each RSU is a promise to deliver one share of the Company’s common stock upon vesting, subject to certain terms. The Company has the right to determine the specific grant details for each executive. Pursuant to the RSU Plan, the RSUs will vest 10% at the end of the first year after the grant; 15% at the end of the second year after the grant; 25% at the end of the third year after the grant; 30% at the end of the fourth year after the grant; and 20% at the end of the fifth year after the grant. The vested RSUs will be settled in shares of the Company’s common stock six (6) months after the vesting date

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested(1) ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Kent Wilson	-	-	-	-	-	2,000,000	$1,523,200	-	-
Jeff Hail	-	-	-	-	-	1,500,000	$1,142,400	-	-
Ian Kantrowitz	-	-	-	-	-	1,500,000	$1,142,400	-	-
Shannon Rigney	-	-	-	-	-	1,500,000	$1,142,400	-	-

____________

(1)	Market value calculated using closing market price on December 31, 2025, of $0.7616.

Option Grants; Restricted Stock Unit Grants

In April 2025, we granted RSUs to Ron J. Rich and Jorge L. Torres pursuant to the Executive RSU Plan in connection with their becoming members of the Company’s Board of Directors. Each of Mr. Rich and Mr. Torres received 100,000 RSUs, which vest 10% on the first anniversary of grant; 30% on the second anniversary of grant; and the remaining 60% on the third anniversary of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock.

Compensation of Directors

We have formal agreements for compensating our directors for their services in their capacity as directors.

Director Compensation

Name	Fees earned or paid in cash(1) ($)	Stock awards(2) ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Kent Wilson	$25,000	-	-	-	-	-	$25,000
Jeff Hail	$25,000	-	-	-	-	-	$25,000
Ian Kantrowitz	$25,000	-	-	-	-	-	$25,000
Shannon Rigney	$25,000	-	-	-	-	-	$25,000
Ron Rich	$12,500	$76,160	-	-	-	-	$88,660
Jorge Torres	$12,500	$76,160	-	-	-	-	$88,660

___________

(1)

Amounts reflect total fees approved by the Board. As of December 31, 2025, the following amounts were unpaid and included in Accounts payable on our Balance Sheet for the year ended December 31, 2025, included in Part II, Item 8 of this Annual Report: Kent Wilson $25,000, Jeff Hail $25,000, Ian Kantrowitz $25,000, Shannon Rigney $25,000, Ron Rich $7,500, and Jorge Torres $7,500.

(2)	Market value calculated using closing market price on December 31, 2025 of $0.7616.

Independent Directors

We have determined that two of directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Section 303A.02(a)(i), NYSE Listed Company Manual. As noted, as of the date of this Annual Report, the Company was not required to have independent directors. Nevertheless, in view of the Company’s desire to list its shares of common stock on a national exchange, the Company’s Board has determined that Messrs. Torres and Rich would qualify as independent directors under the NYSE rules.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF SECURITIES

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

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of our outstanding Common Stock following the Share Purchase Agreement between the prior officers and directors of Dynamic Aerospace Systems (then named BrooQLy) and Aerospace Capital Partners, LLC, on February 25, 2025, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the stockholders listed below possess sole voting and investment power with respect to their shares. The information below is based on 27,583,300 shares of our common stock outstanding as of April 10, 2026.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address of each person listed below is c/o Dynamic Aerospace Systems Corporation, 3753 Plaza Dr., Ann Arbor, MI, 48108.

Name, Title, and Address of beneficial owner(1)	Number of Shares Owned	Percentage Ownership	Series A Preferred Stock(7)	Series B Preferred Stock(8)	Total Voting Power
Aerospace Capital Partners, LLC 401 Ryland Street, Suite 200-A Reno, NV 89502	17,997,000	65.25%	18,564,700	-	203,644,000

Kent B. Wilson(1) Chief Executive Officer, Chairman of the Board	18,097,000	65.61%	18,756,367	1	342,606,428

Jeff Hail(2) Chief Operating Officer, Director	17,997,000	65.25%	18,939,700	1	344,439,758

Ian Kantrowitz(3) Vice President, Director	17,997,000	65.25%	18,564,700	1	340,689,758

Shannon Rigney(4) Vice President, Director	17,997,000	65.25%	18,564,700	1	340,689,758

Robin Hoops Chief Financial Officer	-	0.00%	-	-	-

Ron J. Rich(5) Director	-	0.00%	-	-	-

Jorge L. Torres(6) Director	-	0.00%	-	-	-

All Officers and Directors as a Group (7 persons)	18,097,000	65.61%	19,131,367	4	757,494,302	(9)

(1)

Mr. Wilson is a member of Aerospace Capital Partners, LLC (“ACP”). Mr. Wilson owns 100,000 shares of the Company’s common stock directly. Additionally, Mr. Wilson owns indirectly (through ACP) 17,997,000 shares of common stock, and 18,564,700 shares of Series A Preferred Stock. Mr. Wilson also owns directly 191,667 shares of Series A Preferred Stock, for a total of 18,756,367 shares of Series A Preferred Stock. Mr. Wilson owns 40% of ACP. Mr. Wilson disclaims beneficial ownership of the shares of common stock and Series A Preferred Stock held by ACP except to the extent of his pecuniary interest therein. Additionally, Mr. Wilson received 2,000,000 Restricted Stock Units (“RSUs”) on December 12, 2025. Ten percent of the RSUs vest on December 12, 2026; another 30% vest on December 12, 2027; and the final 60% vest on December 12, 2028. The vested RSUs will be settled in shares of the Company's common stock six (6) months after the vesting date.

(2)

Mr. Hail is a member of ACP. Mr. Hail does not own any shares of the Company’s common stock directly. All shares of common stock reflected in the table above are owned by ACP. Additionally, Mr. Hail owns indirectly (through ACP) 18,564,700 shares of Series A Preferred Stock, and owns directly 375,000 shares of Series A Preferred Stock, for a total of 18,939,700 shares of Series A Preferred Stock. Mr. Hail owns 30% of ACP. Mr. Hail disclaims beneficial ownership of the shares of common stock and Series A Preferred Stock held by ACP except to the extent of his pecuniary interest therein. Additionally, Mr. Hail received 1,500,000 Restricted Stock Units (“RSUs”) on December 12, 2025. Ten percent of the RSUs vest on December 12, 2026; another 30% vest on December 12, 2027; and the final 60% vest on December 12, 2028. The vested RSUs will be settled in shares of the Company's common stock six (6) months after the vesting date.

(3)

Mr. Kantrowitz is a member of ACP. Mr. Kantrowitz does not own any shares of the Company’s common stock directly. All shares of common stock reflected in the table above are owned by ACP. Additionally, Mr. Kantrowitz owns indirectly (through ACP) 18,564,700 shares of Series A Preferred Stock. Mr. Kantrowitz owns 15% of ACP. Mr. Kantrowitz disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Additionally, Mr. Kantrowitz received 1,500,000 Restricted Stock Units (“RSUs”) on December 12, 2025. Ten percent of the RSUs vest on December 12, 2026; another 30% vest on December 12, 2027; and the final 60% vest on December 12, 2028. The vested RSUs will be settled in shares of the Company's common stock six (6) months after the vesting date.

(4)

Ms. Rigney is a member of ACP. Ms. Rigney does not own any shares of the Company’s common stock directly. All shares of common stock reflected in the table above are owned by ACP. Additionally, Ms. Rigney owns indirectly (through ACP) 18,564,700 shares of Series A Preferred Stock. Ms. Rigney owns 15% of ACP. Ms. Rigney disclaims beneficial ownership of the shares of common stock and Series A Preferred Stock held by ACP except to the extent of his pecuniary interest therein. Additionally, Ms. Rigney received 1,500,000 Restricted Stock Units (“RSUs”) on December 12, 2025. Ten percent of the RSUs vest on December 12, 2026; another 30% vest on December 12, 2027; and the final 60% vest on December 12, 2028. The vested RSUs will be settled in shares of the Company's common stock six (6) months after the vesting date.

(5)

Mr. Rich received 100,000 RSUs in connection with his appointment to the Board on March 19, 2025. Ten percent of the RSUs vested on April 12, 2026; another 30% of the RSUs vest on April 12, 2027; and the final 60% of the RSUs vest on April 12, 2028.  Mr. Rich also received an additional 100,000 RSUs on October 1, 2025.  Ten percent of those RSUs will vest on October 1, 2026; another 30% will vest on October 1, 2027; and the final 60% will vest on October 1, 2028. The vested RSUs will be settled in shares of the Company's common stock six (6) months after the vesting date.

(6)

Mr. Torres received 100,000 Restricted Stock Units (“RSUs”) in connection with his appointment to the Board on April 9, 2025. Ten percent of the RSUs vest on April 12, 2026; another 30% vest on April 12, 2027; and the final 60% vest on April 12, 2028. The vested RSUs will be settled in shares of the Company's common stock six (6) months after the vesting date.

(7)

The shares of Series A Preferred Stock have voting rights of 10:1, meaning each share of Series A Preferred Stock has ten (10) common stock votes for each one (1) share of Series A Preferred Stock held.

(8)

Each share of Series B Preferred Stock has voting rights equal to two hundred percent (200%) of the total voting power of all holders of the Company’s common and preferred stock then outstanding, but not including the Series B Preferred Stock divided by the number of shares of Series B Preferred Stock issued and outstanding at the time of voting.

(9)	The Total Voting Power column includes the voting power of the shares of Common Stock, and the shares of Series A and Series B Preferred Stock held by such shareholder.
(10)

The voting power of all of the officers and directors as a group includes the voting power of the shares of common stock held by ACP (an entity controlled by all of the directors of the Company); the voting power of the shares of Series A Preferred Stock held by ACP the voting power of shares of Series A Preferred Stock held directly by the directors and officers; and the voting power of the shares of Series B Preferred Stock held by the directors. It excludes the RSUs held by Mr. Rich and Mr. Torres, and does not double count the shares of common stock or Series A Preferred Stock held indirectly (through ACP) by the directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All related party transactions are discussed and considered by the senior management team before the transactions are executed and are escalated to the Board of Directors for review and approval as appropriate and necessary.

As reported in the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2025, on February 25, 2025, Panagiotis Lazaretos, Helen V. Maridakis, and Nikolaos Ioannou, the three controlling shareholders of the Company, entered into a Share Purchase Agreement (the “SPA”) with ACP. Pursuant to the SPA, the Sellers sold an aggregate of 18,000,000 shares of common stock of the Company to ACP, equal to approximately 70.3% of the Company’s outstanding shares of common stock, as a result of this transaction, ACP became our controlling shareholder.

Kent Wilson, Jeff Hail, Ian Kantrowitz, and Shannon Rigney, who serve as officers and directors of the Company, are the four members and managers of ACP.

The Company has related party transactions with two of the executive officers, who have contributed paid expenses on behalf of the Company. As of December 31, 2025 and 2024, the Company had due to related party an amount of $43,631 and $-0-, respectively, to the Company’s CEO, Kent Wilson, and $61,923 and $-0-, respectively, to the Company’s COO, Jeffrey Hail, for expenses paid by these individuals on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees amounted to $125,000 for the year ended December 31, 2025 and $55,000 for the year ended December 31, 2024.

All Other Fees

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1.1	Articles of Incorporation (as amended through January 22, 2024) (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.2	Amended and Restated Articles of Incorporation (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.3	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.5	Certificate of Designation for Series C Preferred Stock (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.6	Certificate of Designation for Series D Preferred Stock (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.7	Certificate of Designation for Series A.1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report filed with the Commission on February 2, 2026)
3.1.8	Certificate of Designation for Series D.1 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report filed with the Commission on February 2, 2026)
3.2	Bylaws (as amended to date) (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
4.1	Secured Convertible Promissory Note (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
4.2	Platinum Point Capital, LLC, Warrant (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.1	Stock Purchase Agreement dated February 25, 2025 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on March 3, 2025)
10.2	Asset Purchase Agreement – Vayu (US) Inc., dated April 1, 2025 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on April 7, 2025)
10.3	Asset Purchase Agreement – Global Autonomous Corporation, dated April 1, 2025 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on April 7, 2025)
10.4	Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on July 10, 2025)
10.5	Equity Purchase Agreement (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on August 6, 2025)
10.6	Memorandum of Understanding with Drops Smart Hubs (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.7

Memorandum of Understanding between Dynamic Deliveries and Noon Fulfillment (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)

10.8	Financial Advisor Agreement with A.G.P./Alliance Global Partners (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.9	Wilson Employment Agreement (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.10	Hail Employment Agreement (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.11	Rigney Employment Agreement (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.12	Kantrowitz Employment Agreement (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.13	Business Property Lease dated April 10, 2025 (incorporated by reference to Amendment No. 2 to the Registration Statement (SEC File No. 333-289720), filed December 9, 2025)
10.14*	Hoops Employment Agreement
14	Code of Ethics (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.XSD*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*   Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Kent B. Wilson
Kent Wilson
Chief Executive Officer Principle Executive Officer
Dated:	April 15, 2026
By:	/s/ Robin Hoops
Robin Hoops Chief Financial Officer Principle Financial Officer

Dated: April 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kent B. Wilson	Dated: April 15, 2026
Kent B. Wilson
Director

By:	/s/ Shannon Rigney	Dated: April 15, 2026
Shannon Rigney Director

By:	/s/ Ian Kantrowitz	Dated: April 15, 2026
Ian Kantrowitz Director

By:	/s/ Jeff Hail	Dated: April 15, 2026
Jeff Hail Director

By:	/s/ Ron J. Rich	Dated: April 15, 2026
Ron J. Rich Director

