Form 10-Q
period 2026-03-31
DYNAMIC AEROSPACE SYSTEMS Corp
filed 2026-05-15
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

__________________________________________________________________________

(Former name, former address, and former fiscal year, if changed since last report)

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

As of May 13, 2026, the Company had 29,779,451 common shares outstanding, which includes 417,627 shares issued in connection with an equity line of credit arrangement for which the proceeds had not yet been received as of March 31, 2026, and 15,374,651 Class B common shares outstanding.

2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2026	December 31, 2025
	(Unaudited)
Current Assets
Cash	$46,463	$54,009
Prepaid expenses	18,232	204
Total Current Assets	64,695	54,213

Long-term Assets
Right of use lease asset	9,722	36,861
Fixed assets, net	70,941	31,189
Intangible assets, net	1,869,463	1,947,357
Goodwill	9,796,433	9,796,433
Deferred offering costs	1,438,384	1,440,614
Total Non-current Assets	13,184,943	13,252,454

Total Assets	$13,249,638	$13,306,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,922,761	$1,491,260
Notes and convertible notes payable, net of unamortized discount	739,628	558,364
Interest payable	56,304	35,083
Lease liability, current portion	9,722	36,861
Due to related parties	131,603	109,298
Derivative financial instruments	262,000	634,424
Total Current Liabilities	3,122,018	2,865,290

Stockholders’ Equity
Series A Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 24,651,634 and 24,560,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,465	2,456
Series A.1 Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 1,667 and -0- shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Series B Preferred Stock, par value $0.0001; 500 shares authorized; 4 and 4 common shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Series C Preferred Stock, par value $0.0001; 329,288 shares authorized; 329,221 and 329,288 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	33	33
Series D Preferred Stock, par value $0.0001; 115,502 shares authorized; 115,402 and 115,502 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	12	12
Series D.1 Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 1,266,075 and 885,145 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	127	89
Common Stock, par value $0.0001; 325,000,000 shares authorized; 26,850,674 and 27,043,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,685	2,704
Class B Common Stock, par value $0.0001; 50,000,000 shares authorized; 15,374,651 and -0- shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,537	1,537
Equity issuable	112,805	2,805
Additional paid in capital	20,850,569	20,222,861
Accumulated deficit	(10,842,613)	(9,791,120)
Total Stockholders’ Equity	10,127,620	10,441,377

Total Liabilities and Stockholders’ Equity	$13,249,638	$13,306,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025

Revenue	$-	$-
Total Revenue	-	-

Operating expenses
Professional fees	286,190	272,968
Salaries	429,251	-
Depreciation and amortization	87,146	-
Stock compensation expense	399,266	-
Other general and administrative costs	63,278	55,349

	1,265,131	328,317

Loss from operations	(1,265,131)	(328,317)

Other income and expense
Financing cost	(10,634)	-
Change in fair value of derivative financial instruments	437,257	-
Amortization of debt discount	(191,764)	(163,779)
Interest and other expense	(21,221)	(1,756)
Other expense (income), net	213,638	(165,535)

Net loss before income tax	$(1,051,493)	$(493,852)

Provision for income taxes (benefit)	-	-

Net loss	$(1,051,493)	$(493,852)

Net Loss Per Common Stock - basic and fully diluted	$(0.03)	$(0.02)

Weighted-average number of shares of Common
Stock outstanding - basic and fully diluted	41,783,867	25,615,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,051,493)	$(493,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,252	-
Amortization	77,894	-
Amortization of debt discount	191,764	163,779
Stock based compensation expense	399,266	-
Financing cost	10,634	-
Change in fair value of derivative financial instruments	(437,257)	-
Changes in assets and liabilities		-
Prepaid Expenses	(18,028)	-
Right of use lease asset	27,139	-
Accounts payable	431,501	(188,547)
Accrued interest	21,221	(14,004)
Lease liability	(27,139)	-
Due to related party	22,305	(29,930)
Net cash used in operating activities	$(342,941)	$(562,554)

Cash Flows from Investing Activities
Acquisition of fixed assets	(49,004)	-
Net cash used in investing activities	$(49,004)	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common shares for cash	66,899	-
Proceeds from the issuance of preferred shares for cash	100,000	-
Cash received for Series E Preferred Stock to be issued	110,000	-
Proceeds from issuance of convertible notes	160,000	-
Proceeds from issuance of promissory notes	-	617,535
Repayment of promissory notes	(52,500)	(55,000)
Net cash provided by financing activities	$384,399	$562,535

Net Decrease in Cash	(7,546)	(19)

Net Change in Cash
Cash at beginning of period	54,009	33
Cash at end of period	$46,463	$14

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income tax	$-	$-
Schedule of non-cash investing and financing activities:
Conversion of Series A Preferred Stock to Class A Common Stock	$4	$-
Conversion of convertible debt to equity	$63,800	$-
Fair value of convertible debt beneficial conversion feature allocated to proceeds of debt	$64,834	$-
Forgiveness of accrued payroll	$-	$135,000
Receivable from Convertible Note	$-	$110,665

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2026

	Series A		Series A.1		Series B		Series C		Series D		Series D.1
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	#	$			#	$	#	$	#	$	#	$
Balance, December 31, 2025	24,560,000	2,456	-	-	4	-	329,288	33	115,502	12	892,441	89

Sales of common stock pursuant to Equity Purchase Agreement	-	-	-	-	-	-	-	-	-	-	-	-
Sales of Series D.1 Preferred Stock	-	-	-	-	-	-	-	-	-	-	232,558	23
Issuance of deferred equity consideration payable	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	(13,366)	(1)	-	-	-	-	-	-	-	-	-	-
Conversion of Common Stock to Series A Preferred Stock	10,500	10	-	-	-	-	-	-	-	-	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	-	-	(67)	-	-	-	-	-
Conversion of Series D Preferred Stock to Common Stock	-	-	-	-	-	-	-	-	(100)	-	-	-
Cash received for Series E Preferred Stock to be issued	-	-	-	-	-	-	-	-	-	-	148,372	15
Shares issued for debt conversion	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued to consultants	-	-	1,667	-	-	-	-	-	-	-	-	-
Employee stock compensation	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-
Balance, March 31, 2026	24,651,634	2,465	1,667	-	4	-	329,221	33	115,402	12	1,273,371	127

(continued)

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2026

						Additional		Total
	Common Stock		Class B Common Stock		Equity	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Deficit
	#	$	#	$	$	$	$	$
Balance , December 31, 2025	27,043,000	2,704	15,374,651	1,537	2,805	20,222,861	(9,791,120)	10,441,377

Sales of common stock pursuant to Equity Purchase Agreement	82,374	8	-	-	-	64,661	-	64,669
Sales of Series D.1 Preferred Stock	-	-	-	-	-	99,977	-	100,000
Issuance of deferred equity consideration payable	-	-	-	-	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	40,100	4	-	-	-	(3)	-	-
Conversion of Common Stock to Series A Preferred Stock	(315,000)	(31)	-	-	-	21	-	-
Conversion of Series C Preferred Stock to Common Stock	100	-	-	-	-	-	-	-
Conversion of Series D Preferred Stock to Common Stock	100	-	-	-	-	-	-	-
Cash received for Series E Preferred Stock to be issued	-	-	-	-	110,000	-	-	110,000
Shares issued for debt conversion	-	-	-	-	-	63,785	-	63,800
Shares issued to consultants	-	-	-	-	-	3,246	-	3,246
Employee stock compensation	-	-	-	-	-	396,021	-	396,021
Net Loss	-	-	-	-	-	-	(1,051,493)	(1,051,493)
Balance , March 31, 2026	26,850,674	2,685	15,374,651	1,537	112,805	20,850,569	(10,842,613)	10,127,620

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

THREE MONTHS ENDED MARCH 31, 2025

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
	#	$	$	$	$
Balance, December 31, 2024	25,615,000	2,562	1,709,645	(2,000,196)	(287,989)
Beneficial conversion feature of note discount	-	-	376,700	-	376,700
Net Loss	-	-		(493,852)	(493,852)
Balance, March 31, 2025	25,615,000	2,562	2,086,345	(2,494,048)	(405,141)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements in the Company’s 2025 Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. The balance sheet as of December 31, 2025, was derived from the Company’s audited 2025 financial statements contained in the above referenced 2025 Annual Report.

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses” which requires disaggregated disclosure of income statement expenses into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the effect of this ASU on the consolidated financial statements and disclosures.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. For the three months ended March 31, 2026, the Company generated no revenue and reported a net loss from operations of $1,265,131. As of that date, the Company had a working capital deficit of $3,057,323 and does not currently have sufficient liquidity to fund its operations for the next twelve months without securing additional capital.

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

NOTE 4 – BUSINESS COMBINATIONS

On April 1, 2025 the Company entered into two asset purchase agreements with Alpine 4 Holdings, Inc., and certain of Alpine 4’s subsidiaries (“Alpine 4”); including Vayu (US) Inc. and Impossible Aerospace Corporation (“Vayu APA”), and Global Autonomous Corporation (“GAC APA”). The acquisitions were accounted for as business combinations in accordance with ASC 805, Business Combinations. For additional information regarding the transactions, including the initial purchase price allocation and valuation methodologies, see Note 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the measurement period, the Company refined its estimates of the fair values of the assets acquired and liabilities assumed based on additional information obtained about facts and circumstances that existed as of the acquisition date. As of March 31, 2026, the Company has completed its accounting for these acquisitions and the purchase price allocation is final. The final allocation did not result in any material adjustments to the preliminary amounts previously reported.

Goodwill recognized in connection with the acquisitions reflects the excess of consideration transferred over the fair value of identifiable net assets acquired and is not deductible for income tax purposes. During the year ended December 31, 2025, the Company recorded impairment charges related to goodwill associated with these acquisitions. See Notes 7 and 8 to the Company’s Annual Report on Form 10-K for additional information.

The following table represents the pro forma revenue and net loss as if Vayu and GAC had been included in the results of the Company for the years ended December 31, 2025 and 2024:

	Three Months Ended March 31,
	2026	2025
Revenue	$-	$-
Net loss	$(1,051,493)	$(992,348)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Vayu and GAC to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2025 for the three month period ended March 31, 2025.  There are no pro forma adjustments in the three months ended March 31, 2026 since the results of Vayu and GAC were included in the Company’s financial results for the entire period.

NOTE 5 – LEASES

Effective in May 1, 2025, the Company entered into a lease agreement for its Vayu office and warehouse space expiring in April 2026.  In connection with the lease extension, the Company recognized an ROU lease asset and lease liability each in the amount of $96,347. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 44.24%. As of March 31, 2026, the remaining lease term was 0.1 years. As of the date of this Quarterly Report, the Company was in the process of renewing the lease and has the ability to continue month-to-month at the current rate.

The table below summarizes the Company’s lease-related assets and liabilities as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Lease assets (current)	$9,722	$36,861
Lease liabilities (current)	$9,722	$36,861

Lease expense was $30,240 and $-0-, during the three months ended March 31, 2026 and 2025, respectively. Maturities of operating lease liabilities were as follows as of March 31, 2026:

2026	$10,080
Total lease payments	10,080
Less interest	(358)
Present value of lease liabilities	$9,722

NOTE 6 – INTANGIBLE ASSETS

Identifiable intangible assets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025

Vayu intellectual property	$1,389,678	$1,389,678
GAC intellectual property	791,362	791,362

Total intellectual property	2,181,040	2,181,040
Less: accumulated amortization	(311,577)	(233,683)

Intangible assets, net	$1,869,463	$1,947,357

Amortization expense related to intangible assets was $77,894 and $-0- in the three months ended March 31, 2026 and 2025, respectively.

Future amortization expense of intangible assets is expected to be as follows:

2026 (April to December)	$233,683
2027	311,577
2028	311,577
2029	311,577
2030	311,577
Thereafter	389,472

Total future amortization expense	$1,869,463

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 10, 2025, the Company entered into a promissory note with its CEO, Kent Wilson,  in the amount of $54,000.  The note included an original issue discount of $13,500, resulting in net proceeds of $40,500.  The note bears interest at a rate of 18% per annum and matures on September 10, 2026. The note is secured by all of the Company’s assets in a junior position to the Company’s senior secured creditors. At inception, the Company recorded a discount against the note payable in the amount of $13,500 for the original issue discount. Amortization of debt discount was $3,156 and $-0- in the three months ended March 31, 2026 and 2025, respectively.

The Company has related party transactions with two of the executive officers, who have contributed paid expenses on behalf of the Company. As of March 31, 2026 and December 31, 2025, the Company had due to related party an amount of $34,131 and $43,631, respectively, to the Company’s CEO, Kent Wilson, and $93,628 and $61,923, respectively, to the Company’s COO, Jeffrey Hail.

The Company had related party transactions with its shareholder Aerospace Capital Partners, LLC (“ACP”), for two Convertible Promissory Notes totaling $728,200 as of March 31, 2025, both of which were converted into shares of the Company’s Series A Preferred Stock in June 2025. See Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information on the related party Convertible Promissory Notes and their subsequent conversion.

Additionally, as of March 31, 2025, there was a payable due to ACP of $110,665 that was subsequently paid in April 2025 where payments were made mainly for professional fees in the amount of $50,665 and deposits to the Company’s bank account of $60,000.

NOTE 8 – NOTES PAYABLE AND PROMISSORY NOTES

As of March 31, 2026 and December 31, 2025, the Company had the following outstanding debt instruments, which are recorded at their carrying value on the balance sheet:

	March 31,	December 31,
	2026	2025
Secured Convertible Note dated July 1, 2025	$495,000	$495,000
Secured Convertible Note dated September 23, 2025	138,000	138,000
Promissory Note, dated September 2, 2025	-	58,000
Promissory Note, dated September 10, 2025	54,000	54,000
Convertible Note, dated October 16, 2025	57,500	57,500
Secured Convertible Note dated December 30, 2025	132,000	132,000
Secured Convertible Note dated February 12, 2026	66,000	-
Short term loan, dated March 30, 2026	52,500	-
Face value of notes payable	995,000	934,500
Less: unamortized discounts	(255,372)	(376,136)
Notes payable, current portion	$739,628	$558,364

The Company’s convertible notes generally include conversion features that allow the holder to convert the outstanding principal into shares of the Company’s common stock or preferred stock. Certain of these instruments contain variable conversion terms based on a discount to market prices, which resulted in the recognition of embedded derivative liabilities accounted for at fair value.

During January 2026, a promissory note with a third-party investor in the principal and interest amount of $58,000 was converted into 134,884 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock at a price of $0.43 per share. The Certificate of Designation for Series D.1 Preferred Stock was filed on January 30, 2026.

On February 12, 2026, the Company issued a Secured Convertible Promissory Note to a third-party investor in the principal amount of $66,000. The principal accrues interest at a rate of 10% per annum and matures on February 12, 2027. The note included an original issue discount of $6,000, resulting in net proceeds of $60,000 to the Company. The note is convertible any time after six months from the issuance date at the option of holder at a conversion price equal to the lower of $1.00 or 90% of the lowest volume weighted average price (“VWAP”) for the ten prior trading days. The note is secured by all of the Company’s assets. At inception, the Company recorded a discount against the note payable in the amount of $66,000 and a day one financing loss of $4,834, representing the fair value of the embedded conversion feature (“ECF”) of $64,834, and the original issue discount of $6,000. The ECF did not meet the requirements for equity classification since it is settleable in a variable number of shares and was recorded as a derivative financial instrument at inception. The day one financing loss was recognized on the inception date and represents the excess of the fair value of the allocated components of the transaction over the proceeds received. Amortization of debt discount was $8,499 and $-0- in the three months ended March 31, 2026 and 2025, respectively. The net carrying value of the note was $8,499 and $-0- as of March 31, 2026 and December 31, 2025, respectively.

On February 26, 2026, the Company entered into a short-term loan agreement with a third-party investor for a principal amount of $50,000, a one-time interest charge of $52,500, and a maturity date of March 6, 2026.  The loan was repaid on March 3, 2026.  At inception, the Company recorded a discount against the loan of $2,500. Amortization of debt discount was $2,500 and $-0- in the three months ended March 31, 2026 and 2025, respectively. The net carrying value of the loan was $-0- and $-0- as of March 31, 2026 and December 31, 2025, respectively.

On March 30, 2026, the Company entered into second a short-term loan agreement with the same third-party investor for a principal amount of $50,000, a one-time interest charge of $52,500, and a maturity date of April 13, 2026.  The loan was subsequently repaid on April 16, 2026.  At inception, the Company recorded a discount against the loan of $2,500. Amortization of debt discount was $179 and $-0- in the three months ended March 31, 2026 and 2025, respectively. The net carrying value of the loan was $50,179 and $-0- as of March 31, 2026 and December 31, 2025, respectively.

Amortization of debt discounts in the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended March 31,
	2026	2025
Convertible Note, dated February 25, 2025 (retired)	$-	$158,696
Convertible Note, dated March 7, 2025 (retired)	-	5,083
Secured Convertible Note dated July 1, 2025	104,701	-
Secured Convertible Note dated September 23, 2025	34,404	-
Promissory Note, dated September 10, 2025	3,156	-
Convertible Note, dated October 16, 2025	5,777	-
Secured Convertible Note dated December 30, 2025	32,548	-
Secured Convertible Note dated February 12, 2026	8,499	-
Short term loan, dated February 26, 2026 (retired)	2,500	-
Short term loan, dated March 30, 2026	179	-

Total amortization of debt discount	$191,764	$163,779

Interest expense on debt instruments for the three months ended March 31, 2026 and 2025, was $21,221 and $1,756, respectively.

For additional information regarding the Company’s convertible notes and promissory notes, including detailed terms, valuation of embedded features, and prior period activity, see Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative financial instruments and changes thereto recorded in the three and three months ended March 31, 2026 and 2025 include the following:

	Three Months Ended March 31,
	2026	2025

Balance, beginning of period	$634,424	$-
Inception of derivative financial instruments	64,833	-
Change in fair value of derivative financial instruments	(437,257)	-

Balance, end of period	$262,000	$-

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Three Months Ended March 31,
	2026	2025

Pricing model utilized	Black Scholes	-
Risk free rate range	3.45% to 3.72%	-
Expected life range (in years)	0.25 to 1.00	-
Volatility range	124.97% to 136.60%	-
Dividend yield	0.00%	-

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the three months ended March 31, 2025.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital structure and the rights and preferences of its equity securities are described in Note 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026, the Company had multiple series of preferred stock outstanding. There were no material changes to the rights and preferences of the Company’s preferred stock during the period.

During the three months ended March 31, 2026, the Company approved the adoption of two new series of preferred stock designated as the Series A.1 Preferred Stock, and the Series D.1 Preferred Stock. The Certificate of Designation for Series A.1 Preferred Stock and Series D.1 Preferred Stock, which created the Series A.1 Preferred Stock and Series D.1 Preferred Stock, was filed with the State of Nevada on January 30, 2026. A detailed discussion of the rights and preferences of the Series A.1 Preferred Stock and Series D.1 Preferred Stock can be found in the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2026.

Subsequent to the three months ended March 31, 2026, the Company approved the adoption of a new series of preferred stock designated as Series E Preferred Stock. The Certificate of Designation for Series E Convertible Preferred Stock was filed with the State of Nevada on April 30, 2026. A detailed discussion of the rights and preferences of the Series E Preferred Stock can be found in the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2026.

Sales of Preferred Stock

During January 2026, the Company entered into a short-term consulting arrangement with a third-party consultant for advisory services. As consideration for the services provided, the Company issued 1,667 shares of Series A.1 Preferred Stock. The fair value of $3,245 was recorded as a consulting expense within general and administrative expenses during the period.

During January 2026, a promissory note with a third-party investor in the principal and interest amount of $58,000 was converted into 134,884 shares of Series D.1 Preferred Stock upon the Company filing a Certificate of Designation to create such series of preferred stock at a price of $0.43 per share. As noted, the Certificate of Designation for Series D.1 Preferred Stock was filed with the State of Nevada on January 30, 2026.

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

During January 2026, the Company entered into agreements where the Company agreed to issue 323,530 shares of Series E Convertible Preferred Stock, upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.34 per share for gross and net proceeds of $110,000 in two separate private placement transactions. In connection with the agreements, the Company issued to the buyers five-year warrants to purchase up to an aggregate of 323,530 shares of Company common stock at an exercise price of $1.00 per share. As noted, the Certificate of Designation for Series E Convertible Preferred Stock was filed with the State of Nevada on April 30, 2026.

Equity Purchase Agreement

The Company has an Equity Line of Credit (“ELOC”) arrangement with a third-party investor, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, the Company issued 82,374 shares of its common stock under the ELOC and received net proceeds of $74,332 and fees of $7,433 for net cash proceeds due of $66,899, which was recorded as an increase to stockholders’ equity. The Company received a total of $75,000 in cash related to this transaction. The $8,101 in excess proceeds was recorded in Accounts payable and accrued liabilities as of March 31, 2026, and will be applied against proceeds of future sales.

Warrants

The following table summarizes information about the Company’s stock warrants outstanding as of March 31, 2026:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.0001 to 0.10	2,000,000	0.5	$0.10	2,000,000	$0.10
$0.11 to 1.00	800,000	1.2	$0.85	800,000	$0.85
$1.01 to 1.50	1,300,000	2.0	$1.47	1,300,000	$1.47
$0.05 to 1.50	4,100,000	1.1	$0.68	4,100,000	$0.68

There were no warrants granted, exercised or forfeited during the three months ended March 31, 2026 or 2025.

For additional information regarding the Company’s equity transactions, including detailed terms of preferred stock, warrants, and prior period activity, see Note 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

RSU Plans

On April 12, 2025, the Company adopted the Dynamic Aerospace Systems Corporation Restricted Stock Unit (RSU) Executive Plan (the “Executive RSU Plan”) and the Dynamic Aerospace Systems Corporation Restricted Stock Unit (RSU) Plan (the “Non-Executive RSU Plan” and, together with the Executive RSU Plan, the “RSU Plans”). As of the date of this Quarterly Report, the Company did not have a stock option plan in favor of any director, officer, consultant, or employee.

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

The following table summarizes RSU Plans activity as of and for the three months ended March 31, 2026 and 2025:

	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Exercise
	Number	Fair Value	Number	Price
Outstanding at beginning of period	9,300,104	$0.57	-	$-
Granted during the period	400,000	$0.44	-	$-
Exercised during the period	-	$-	-	$-
Forfeited during the period	-	$-	-	$-
Outstanding at end of period	9,700,104	$0.56	-	$-

Exercisable at period-end	-	$-	-	$-

As of March 31, 2026, there was $4,633,556 of total unrecognized compensation cost related to stock grants made under the RSU Plans. The aggregate fair value of share grants that vested during the three months ended March 31, 2026 and 2025 was $-0- and $-0-, respectively. Stock based compensation expense related to the RSU Plans was $396,021 and $-0- in the three months ended March 31, 2026 and 2025, respectively. The Company also recognized stock-based compensation in the amount of $3,245 and $-0- related to shares issued to a consultant outside of the RSU Plans in three months ended March 31, 2026 and 2025, respectively.

NOTE 11 – EARNINGS PER SHARE

The calculation of weighted average shares for basic and diluted net loss per common share is as follows:

	Three Months Ended March 31,
	2026	2025
Net Loss	$(1,051,493)	$(493,852)

Weighted average shares outstanding for basic net loss per common share	41,783,867	25,615,000
Effect of dilutive stock options and other equity awards(1)	-	-
Weighted average shares outstanding for diluted net loss per common share	41,783,867	25,615,000

Basic loss per common share:	$(0.03)	(0.02)
Diluted loss per common share:	$(0.03)	(0.02)

(1)

Since the Company incurred a net loss from continuing operations in each of the three months ended March 31, 2026 and 2025, no dilutive stock options or other equity awards were included as diluted shares in those periods. As of March 31, 2026 and December 31, 2025, potentially dilutive securities were comprised of (i) 9,700,104 and 9,300,104 unvested restricted stock units (“RSUs”), respectively, and (ii) 4,100,000 and 4,100,000 stock warrants, respectively

NOTE 12 – INCOME TAXES

As of December 31, 2025, the Company had available for federal income tax purposes a net operating loss carryforward of approximately $5,400,000 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management and based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The Internal Revenue Code may limit the future use of the Company’s existing net operating losses.

The Company recorded no income tax expense or benefit for the three months ended March 31, 2026 and 2025. The Company’s effective tax rate for the periods presented differs from the U.S. federal statutory rate primarily due to the full valuation allowance recorded against its net deferred tax assets.

The Company has evaluated its tax positions and has concluded that there are no uncertain tax positions requiring recognition in the financial statements. There were no material changes to the Company’s uncertain tax positions during the three months ended March 31, 2026.

For additional information regarding the Company’s income taxes, including deferred tax assets and valuation allowance, see Note 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 13 – SEGMENT REPORTING

As of March 31, 2026 the Company operated in two business segments: Dynamic Aero Systems, a developer and OEM of UAVs, and Dynamic Deliveries, a developer of autonomous mesh logistics networks.  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended March 31, 2026 and 2025 was as follows:

	March 31, 2026
	Dynamic Aerospace Systems	Dynamic Deliveries	Total	March 31, 2025 Total
Revenue
Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	253,058	33,132	286,190	272,968
Salaries	403,470	25,781	429,251	-
Depreciation and amortization	58,883	28,263	87,146	-
Stock compensation expense	359,339	39,927	399,266	-
Other general and administrative costs	61,572	1,706	63,278	55,349
Total Operating Expenses	1,136,322	128,809	1,265,131	328,317

Loss from operations	$(1,136,322)	$(128,809)	$(1,265,131)	$(328,317)

Identifiable Assets
Identifiable assets as of March 31, 2026	$4,083,633	$9,166,005	$13,249,638
Identifiable assets as of December 31, 2025	$4,111,293	$9,195,374	$13,306,667

Segment information for the three months ended March 31, 2025, was the same as operations as the Company had not yet established the Dynamic Aero Systems and Dynamic Deliveries segments, which were initiated upon the acquisition of the Vayu Assets and GAC Assets on April 2, 2025. As such, the Company operated as one segment in the three months ended March 31, 2025.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. As of the date of this Quarterly Report, the Company was not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 15 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2026, through the date of this filing of these unaudited condensed financial statements and has determined that the following are material subsequent events.

On April 9, 2026, the Company entered into two (2) Convertible Promissory Notes with third-party investors for a total principal amount of $165,000. The notes include a one-time interest charge on the principal amount of 8% and mature April 9, 2027. The notes include an original issue discount of $15,000 and total fees of $6,500, resulting in net proceeds of $143,500 to the Company. The note is convertible, at any time following the issue date, at the option of holder at a conversion price equal to the lower of $0.50 or 80% of the lowest volume weighted average price (“VWAP”) for the fifteen prior trading days. In connection with each of the notes, the Company issued five-year warrants to purchase 126,923 shares of the Company’s common stock at an exercise price of $0.65.

On April 24, 2026, the Company entered into an Advisory Consulting Services Agreement (the “Agreement”) with Tyler Troup (“Tyler”). The Company agreed to issue 500,000 shares of its restricted common stock to Tyler for providing the services. The shares are to be issued within 10 days of the execution of the Agreement.

On April 27, 2026, the Company entered into a Convertible Promissory Note with a third-party investor for a total principal amount of $275,000. The note includes a one-time interest charge on the principal amount of 8% and matures April 27, 2027. The note includes an original issue discount of $25,000 and fees of $4,000, resulting in net proceeds of $246,000 to the Company. $20,000 of the net proceeds was withheld and paid directly to the Company’s placement agent. The note is convertible, at any time following the issue date, at the option of holder at a conversion price equal to the lower of $0.50 or 80% of the lowest volume weighted average price (“VWAP”) for the fifteen prior trading days. In connection with the note, the Company issued five-year warrants to purchase 199,275 shares of the Company’s common stock at an exercise price of $0.65 and 20,000 shares of common stock.

On April 27, 2026 an investor converted 416,667 Class A Preferred Shares into 1,250,000 Class A Common Shares in accordance with the conversion terms of the Class A Preferred Shares.

On April 28, 2026, the holder of certain convertible promissory notes elected to convert $65,000 of principal into 406,150 shares of common stock at $0.16 per share in accordance with the terms of the agreement.

As noted above, the Certificate of Designation creating the Series E Preferred Stock was filed with the Secretary of State of the State of Nevada on April 30, 2026.  The Certificate of Designation designated 25,000,000 shares of preferred stock as the Series E Preferred Stock. A detailed discussion of the rights and preferences of the Series E Preferred Stock can be found in the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2026.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements, within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K. All amounts in this Quarterly Report are in U.S. dollars, unless otherwise noted.

Overview

The following Management’s Discussion and Analysis relates to our new restructured business operations, rather than the prior business operations of the Company before February 25, 2025.   Following the restructuring of our business, we are mainly focused on UAVs and drone-related sales and services.

The following discussion and analysis of the financial condition and results of operations of Dynamic Aerospace Systems Corporation (“Dynamic Aerospace Systems,” the “Company,” “we,” “our” or “us”), should be read in conjunction with our financial statements and related notes as filed with the U.S. Securities and Exchange Commission (the “SEC”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated due to various factors, including those described in our SEC filings. Unless otherwise stated, references to “we,” “us,” or “our” refer to Dynamic Aerospace Systems Corporation. For additional details on our operations, see our website at https://www.dynamicaerosystems.com. (As noted above, information available on our website is not incorporated by reference in, or a part of, this or any other report we file with or furnish to the SEC).

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

Dynamic Aerospace Systems Operations

Revenue

Operating as Dynamic Aerospace Systems, we have focused on developing and commercializing advanced VTOL drones and UAV systems, including the G1 and US-1, designed for applications such as autonomous logistics, surveillance, and reconnaissance. Prior revenue was based on the MyTreat Logistics systems; however, as of the period covered by this Quarterly Report, we had discontinued that revenue model and are solely focused on UAV manufacturing and autonomous logistics using our drones. Our operational focus has been on expanding market reach and advancing research and development (“R&D”). Collaborations with government agencies, NATO allies, and commercial aerospace leaders have driven early-stage contracts and pilot programs, particularly for defense and logistics applications. Revenue generation remains in the growth phase as we scale production and secure larger contracts.

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

Liquidity Position

Our liquidity position is supported by operational cash flows, strategic partnerships, and financing activities. The asset acquisitions in 2025 were funded through the issuance of shares of Class B Common Stock, aligning with our strategy to preserve cash reserves while expanding our technological portfolio. We are actively pursuing additional contracts with government and commercial clients to bolster cash inflows. Management is also exploring further equity and debt financing to support ongoing R&D and the expansion of manufacturing capabilities. As with many growth-stage companies, our ability to secure additional capital will be critical to sustaining operations and achieving long-term objectives. There can be no assurance that we will obtain financing on favorable terms, and any further issuance of equity could dilute existing shareholders.

Financial Condition

For the twelve months ended March 31, 2026, our financial condition reflects a growth-oriented company with significant investments in technology and infrastructure. The transition to operating as Dynamic Aerospace Systems has positioned us to capitalize on the growing demand for autonomous UAV solutions. However, we have identified potential risks, including material weaknesses in internal controls over financial reporting, which we are actively working to remediate. Our balance sheet is primarily composed of intangible assets related to UAV technology, and physical assets from acquisitions.

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

Results of Operations

The following information should be read in conjunction with the condensed financial statements and notes appearing elsewhere in this Quarterly Report. We have generated minimal revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin our planned UAV sales and operations.

For the Three Months Ended March 31, 2026 and 2025

Revenues

For the three months ended March 31, 2026 and 2025, we generated no revenues.

Operating Expenses

Professional fees were $286,190 in the three months ended March 31, 2026, an increase of $13,222, or 5%, compared to $272,968 in the three months ended March 31, 2025, resulting from professional fees paid related to the implementation of our Dynamic Aerospace Systems assets acquired in April 2025.

Salaries were $429,251 in the three months ended March 31, 2026, an increase of $429,251, or 100%, compared to $-0- in the three months ended March 31, 2025 due to the hiring of certain Vayu employees following the acquisition of the Vayu Assets.

Depreciation and amortization expense increased by $87,146, or 100%, from $-0- in the three months ended March 31, 2025 to $-0- in the three months ended March 31, 2026 as a result of amortization of intangible assets and depreciation of fixed assets acquired from Vayu and GAC in April 2025.

Stock compensation expense was $399,266 in the three months ended March 31, 2026, an increase of $399,266, or 100%, compared to $-0- in the three months ended March 31, 2025.  Stock compensation expense arises primarily from RSU incentive grants made to employees under our Executive and Non-Executive RSU Plans.

Other general and administrative costs were $63,278 in the three months ended March 31, 2026, an increase of $7,929, or 14%, compared to $55,349 in the three months ended March 31, 2025 due primarily to higher overhead costs related with the administration of our newly acquired assets in 2025.

Other Income and Expenses

We recognized financing cost of $10,634 in the three months ended March 31, 2026, reflecting the excess of the allocated components of certain debt instruments at inception over the net proceeds from such instruments. There was no corresponding charge in the year ended three months ended March 31, 2025.

During the three months ended March 31, 2026, we recognized a gain from the change in fair value of derivative financial instruments of $437,257 to record the change in fair value of certain floating-rate convertible features embedded in our debt instruments that were treated as derivative financial instruments. There was no corresponding gain or loss in the three months ended March 31, 2025.

Amortization of debt discount was $191,764 in the three months ended March 31, 2026, an increase of $27,985, or 17%, compared to $163,779 in the three months ended March 31, 2025. Such charges reflect the amortization of beneficial conversion features and original issue discounts that we recorded as discounts at inception of certain of our promissory and convertible notes issued in 2025 and 2026. The increase is due to larger discount balances in 2026 compared to 2025.

Interest and other expense was $21,221 in the three months ended March 31, 2026, an increase of $19,465, or 1,108%, compared to $1,756 in the three months ended March 31, 2025.  The increased interest expense is attributable to higher interest-bearing debt balances in 2026.

Net Loss

For the three months ended March 31, 2026, we recognized a net loss of $1,051,493, an increase of $557,641, or 113%, compared to net loss of $493,852 in the three months ended March 31, 2025.  The increase is primarily due to higher salaries and operating expenses from scaling our operations in preparation for future growth and stock based compensation for employee RSU incentive grants, offset by a gain in 2026 from the change in fair value of derivative financial instruments.

Liquidity and Capital Resources

Sources of Liquidity

Net Cash Used in Operating Activities.

Cash flows used in operating activities were $342,941 and $562,554 for the three months ended March 31, 2026 and 2025, respectively. Working capital for the three months ended March 31, 2026 provided cash of $456,999 due from cash provided by accounts payable and accrued liabilities (due primarily to unpaid executive salaries from 2025 and 2026), accrued interest, and related parties, partially offset by cash used by prepaid expenses. Working capital for the three months ended March 31, 2025 used cash of $232,481 due to cash used by accounts payable, related party repayments, and accrued interest.

Net Cash Used in Investing Activities.

Cash flows used in investing activities were $49,004 and $-0-, for the three months ended March 31, 2026 and 2025, respectively. Additions to property, plant and equipment during the three months ended March 31, 2026 are related to investments into demo drones.

Net Cash Provided by Financing Activities.

Cash flows provided by financing activities were $384,399 and $562,535 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, we received $210,000 from the sale of preferred shares, $66,899 from the sales of common shares under the ELOC, and $160,000 received from the issuance of notes and convertible notes, partially offset by the repayment of a promissory note in the amount of $52,500. For the three months ended March 31, 2025, net cash provided by financing activities was $562,535, comprised of $617,535 received from the issuance of notes and convertible notes, partially offset by the repayment of two promissory notes in the amount of $55,000.

Significant Liquidity Transactions

Since inception, we have generated no revenues while funding operations primarily through support from affiliates, shareholders, and related parties. Notably, Aerospace Capital Partners, one of our largest shareholders, has already contributed financial resources to help support the Company during this period of growth. In addition, we have engaged an investment bank, AGP, to assist in raising additional capital to accelerate our business plan and ensure sufficient liquidity.

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

Equity Purchase Agreement

On July 31, 2025, we entered into an Equity Purchase Agreement (the “ELOC”) with Platinum Point Capital LLC, a Nevada limited liability company (the “Purchaser”) pursuant to which the Purchaser committed to purchase up to $15,000,000 of our Common Stock. In connection with the execution of the ELOC, we are obligated to issue 600,000 shares of our Common Stock to the Purchaser as a commitment fee.

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

During the three months ended March 31, 2026, the Company issued 82,374 shares of its common stock under the ELOC and received net proceeds of $74,332 less fees of $7,433 for net cash proceeds due of $66,899. The Company received a total of $75,000 in cash related to this transaction. The $8,101 in excess proceeds was recorded in Accounts payable and accrued liabilities as of March 31, 2026, and will be applied against proceeds of future sales.

Notes Payable

During the three months ended March 31, 2026, we issued convertible notes payable and promissory notes with a total face value of $171,000 that resulted in net proceeds of $160,000.  Additionally, a convertible note with face value of $58,000 and penalties of $5,800 was converted into shares of our preferred stock. We also repaid existing promissory notes totaling $52,500.  The remaining outstanding debt as of March 31, 2026, matures at various times during 2026.

In April 2026, we issued convertible notes payable with a total face value of $440,000 that resulted in net proceeds of $389,500. Additionally, $65,000 of convertible notes payable were converted into 406,150 shares of common stock at a conversion price of $0.16 per share. For additional information on these transactions, see Note 15 to the accompanying condensed financial statements for the period ended March 31, 2026.

For additional information regarding our current debt arrangements, see Note 8 to the accompanying condensed financial statements for the period ended March 31, 2026. In addition, for information regarding our other material estimated future cash requirements under our contractual obligations and certain other commitments, see “Material Cash Requirements” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to such information except as set forth herein.

Liquidity Condition

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (May 15, 2027).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before May 15, 2027, and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the financial statements were issued. Without raising additional capital, there is substantial doubt about our ability to continue as a going concern through May 15, 2027. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2026, we had cash balances of $46,463, a working capital deficit of $3,057,323 and an accumulated deficit of $10,842,613. For the three months ended March 31, 2026, we had a net loss of $1,051,493 and used cash from operating activities of $342,941. However, the Company is actively pursuing financing opportunities and anticipates revenue growth from sales that are expected to begin offsetting operating expenses within the next twelve months.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were ineffective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2026, is a result of the material weakness related to the lack of formal control processes related to the identification of related party transactions at this point in time and limited segregation of duties. The Company hired a permanent Chief Financial Officer in March 2026 and plans to expand its accounting operations as the Company expands. The Company is in the process of establishing formal related party identification procedures.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as set forth above, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of the filing of this Quarterly Report, the Company was not aware of any material pending legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

ITEM 1A RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as previously disclosed in a Current Report on Form 8-K or in a Form 10-Q or 10-K, or as set forth below, the Company has not sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during the period covered by this Quarterly Report:

During January 2026, the Company entered into agreements where the Company agreed to issue 232,558 shares of Series D.1 Preferred Stock, upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.43 per share for gross and net proceeds of $100,000 in a private placement transaction. As noted, the Certificate of Designation for Series D.1 Preferred Stock was filed on January 30, 2026.

During January 2026, the Company entered into agreements where the Company agreed to issue 323,530 shares of Series E Convertible Preferred Stock, upon the Company filing a Certificate of Designation to create such series of preferred stock at a sale price of $0.34 per share for gross and net proceeds of $110,000 in two separate private placement transactions. In connection with the agreements, the Company issued to the buyers five-year warrants to purchase up to an aggregate of 323,530 shares of Company common stock at an exercise price of $1.00 per share. The Certificate of Designation creating the Series E Preferred Stock was filed with the Secretary of State of the State of Nevada on April 30, 2026.

During January 2026, a promissory note with a third-party investor in the principal and interest amount of $58,000 was converted into 134,884 shares of Series D.1 Preferred Stock, upon the Company filing a Certificate of Designation to create such series of preferred stock, at a price of $0.43 per share. See Note 12 for additional details.

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

On April 27, 2026, the Company entered into a Convertible Promissory Note with a third-party investor for a total principal amount of $275,000. The note includes a one-time interest charge on the principal amount of 8% and mature April 27, 2027. The note includes an original issue discount of $25,000 and fees of $4,000, resulting in net proceeds of $246,000 to the Company. $20,000 of the net proceeds was withheld and paid directly to the Company’s placement agent. The note is convertible, at any time following the issue date, at the option of holder at a conversion price equal to the lower of $0.50 or 80% of the lowest volume weighted average price (“VWAP”) for the fifteen prior trading days. In connection with the note, the Company issued five-year warrants to purchase 199,275 shares of the Company’s common stock at an exercise price of $0.65 and 20,000 shares of common stock.

On April 28, 2026, the holder of certain convertible promissory notes elected to convert $65,000 of principal into 406,150 shares of common stock at $0.16 per share in accordance with the terms of the agreement.

The issuances of the promissory notes and the shares of common stock disclosed above were each consummated in a privately negotiated transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) in each case, the issuance of the securities was in an isolated private transaction by the Company which did not involve a public offering; (b) there was only one recipient in each case; and (c) the negotiations for each issuance of securities took place directly between the individual investors and the Company; and (d) each purchaser made representations about being an accredited investor, purchasing for his or her own account, and not purchasing with the intent to distribute the securities.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408).

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description

3.1.1	Articles of Incorporation (as amended through January 22, 2024) (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.2	Amended and Restated Articles of Incorporation (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.3	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.4	Certificate of Designation for Series B Preferred Stock (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.5	Certificate of Designation for Series C Preferred Stock (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.6	Certificate of Designation for Series D Preferred Stock (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
3.1.7	Certificate of Designation for Series A.1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report filed with the Commission on February 2, 2026)
3.1.8	Certificate of Designation for Series D.1 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report filed with the Commission on February 2, 2026)
3.19	Certificate of Designation for Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report filed with the Commission on April 30, February 2, 2026)
3.2	Bylaws (as amended to date) (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
4.1	Secured Convertible Promissory Note (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
4.2	Platinum Point Capital, LLC, Warrant (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.1	Stock Purchase Agreement dated February 25, 2025 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on March 3, 2025)
10.2	Asset Purchase Agreement – Vayu (US) Inc., dated April 1, 2025 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on April 7, 2025)
10.3	Asset Purchase Agreement – Global Autonomous Corporation, dated April 1, 2025 (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on April 7, 2025)
10.4	Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on July 10, 2025)
10.5	Equity Purchase Agreement (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on August 6, 2025)
10.6	Memorandum of Understanding with Drops Smart Hubs (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.7

Memorandum of Understanding between Dynamic Deliveries and Noon Fulfillment (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)

10.8	Financial Advisor Agreement with A.G.P./Alliance Global Partners (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.9	Wilson Employment Agreement (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.10	Hail Employment Agreement (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.11	Rigney Employment Agreement (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.12	Kantrowitz Employment Agreement (incorporated by reference to Amendment No. 1 to the Registration Statement (SEC File No. 333-289720), filed September 25, 2025)
10.13	Business Property Lease dated April 10, 2025 (incorporated by reference to Amendment No. 2 to the Registration Statement (SEC File No. 333-289720), filed December 9, 2025)
10.14	Hoops Employment Agreement (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K, filed April 15, 2026)
23.1	Consent of RBSM
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC AEROSPACE SYSTEMS CORPORATION

Date: May 15, 2026	By:	/s/ Kent B. Wilson
Kent B. Wilson
Principal Executive Officer Chief Executive Officer

By:	/s/ Robin Hoops
Robin Hoops
Principle Financial Officer Chief Financial Officer

