Form 10-Q
period 2026-06-30
DYNAMIC AEROSPACE SYSTEMS Corp
filed 2026-08-10
CIK 1854526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

_____________________________________________________________

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

As of August 6, 2026, the Company had 32,489,996 common shares outstanding, which includes 312,919 shares issued in connection with an equity line of credit arrangement for which the proceeds had not yet been received as of June 30, 2026, and 13,057,358 Class B common shares outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2026	December 31, 2025
	(Unaudited)
Current Assets
Cash	$7,605	$54,009
Prepaid expenses	16,261	204
Amount receivable from lender	75,000	-
Total Current Assets	98,866	54,213

Long-term Assets
Right of use lease asset	-	36,861
Fixed assets, net	79,602	31,189
Intangible assets, net	1,791,568	1,947,357
Goodwill	9,796,433	9,796,433
Deferred offering costs	1,437,554	1,440,614
Total Non-current Assets	13,105,157	13,252,454

Total Assets	$13,204,023	$13,306,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,512,913	$1,491,260
Convertible notes, net of unamortized discount	873,333	558,364
Interest payable	79,757	35,083
Lease liability, current portion	-	36,861
Due to related parties	144,922	109,298
Derivative financial instruments	771,242	634,424
Total Current Liabilities	4,382,167	2,865,290

Stockholders’ Equity
Series A Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 24,141,252 and 24,560,000 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	2,414	2,456
Series A.1 Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 201,667 and -0- shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	20	-
Series B Preferred Stock, par value $0.0001;500 shares authorized; 4 and 4 common shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	-	-
Series C Preferred Stock, par value $0.0001; 329,288 shares authorized; 329,221 and 329,288 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	33	33
Series D Preferred Stock, par value $0.0001; 115,502 shares authorized; 115,502 and 115,502 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	12	12
Series D.1 Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 1,273,271 and 892,441 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	127	89
Series E Preferred Stock, par value $0.0001; 25,000,000 shares authorized; 323,530 and -0- shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	32	-
Common Stock, par value $0.0001; 325,000,000 shares authorized; 29,313,869 and 27,043,000 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	2,932	2,704
Class B Common Stock, par value $0.0001; 50,000,000 shares authorized; 15,374,651 and 15,374,651 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	1,537	1,537
Equity issuable	2,805	2,805
Additional paid in capital	21,833,906	20,222,861
Accumulated deficit	(13,021,962)	(9,791,120)
Total Stockholders’ Equity	8,821,856	10,441,377

Total Liabilities and Stockholders’ Equity	$13,204,023	$13,306,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses
Professional fees	369,999	233,405	656,189	506,373
Salaries and benefits	1,077,036	70,051	1,905,553	70,051
Depreciation and amortization	86,459	94,494	173,605	94,494
Other general and administrative costs	206,396	80,196	269,674	135,545

Total operating expenses	1,739,890	478,146	3,005,021	806,463

Loss from operations	(1,739,890)	(478,146)	(3,005,021)	(806,463)

Other income and expense
Financing cost	(297,602)	-	(308,236)	-
Change in fair value of derivative financial instruments	104,629	-	541,886	-
Amortization of debt discount	(223,033)	(327,921)	(414,797)	(491,700)
Interest and other expense (income)	(23,453)	300	(44,674)	(1,456)
Other expense net	(439,459)	(327,621)	(225,821)	(493,156)

Net loss before income tax	$(2,179,349)	$(805,767)	$(3,230,842)	$(1,299,619)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(2,179,349)	$(805,767)	$(3,230,842)	$(1,299,619)

Net Loss Per Common Stock - basic and fully diluted	$(0.05)	$(0.03)	$(0.08)	$(0.05)

Weighted-average number of shares of Common
Stock outstanding - basic and fully diluted	43,818,010	30,716,783	43,040,909	28,179,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(3,230,842)	$(1,299,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,816	16,600
Amortization	155,789	77,894
Amortization of debt discount	414,797	491,700
Stock based compensation expense	958,163	70,051
Financing cost	308,236	-
Change in fair value of derivative financial instruments	(541,886)	-
Changes in assets and liabilities
Prepaid Expenses	(16,057)	-
Right of use lease asset	36,861	13,298
Accounts payable	1,021,656	(188,560)
Accrued interest	44,674	(14,004)
Lease liability	(36,861)	(13,298)
Due to related party	35,624	74,572
Net cash used in operating activities	(832,030)	(771,366)

Cash Flows from Investing Activities
Acquisition of fixed assets	(66,229)	-
Net cash used in investing activities	(66,229)	-

Cash Flows from Financing Activities
Proceeds from the issuance of common shares for cash	192,355	-
Proceeds from the issuance of preferred shares for cash	210,000	-
Proceeds from issuance of convertible notes and promissory notes	579,500	843,200
Repayment of promissory notes	(130,000)	(55,000)
Net cash provided by financing activities	851,855	788,200

Net (Decrease) Increase in Cash	(46,404)	16,834

Net Change in Cash
Cash at beginning of period	54,009	33
Cash at end of period	$7,605	$16,867

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$14,004
Cash paid during the period for income tax	$-	$-
Schedule of non-cash investing and financing activities:
Conversion of contingent equity consideration payable to equity	$-	$11,281,541
Conversion of Series A Preferred Stock to Common Stock	$66	$-
Conversion of convertible debt to equity	$142,070	$840,675
Recognition of operating lease: right of use asset and lease liability	$-	$96,347
Fair value of warrants issued as deferred offering cost	$-	$990,614
Fair value of convertible debt beneficial conversion feature allocated to proceeds of debt	$695,188	$491,700
Fair value of warrants allocated to proceeds of debt	$98,773	$-
Fair value of common shares allocated to proceeds of debt	$12,971	$-
Convertible note proceeds receivable from lender	$75,000	$-
Contingent equity consideration payable from acquisition	$-	$3,323,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

SIX MONTHS ENDED JUNE 30, 2026

	Series A		Series A.1		Series B		Series C		Series D
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	#	$	#	$	#	$	#	$	#	$
Balance, December 31, 2025	24,560,000	2,456	-	-	4	-	329,288	33	115,502	12

Sales of common stock pursuant to Equity Purchase Agreement	-	-	-	-	-	-	-	-	-	-
Sales of Series D.1 Preferred Stock	-	-	-	-	-	-	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	(13,366)	(1)	-	-	-	-	-	-	-	-
Conversion of Common Stock to Series A Preferred Stock	105,000	10	-	-	-	-	-	-	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	-	-	(67)	-	-	-
Conversion of Series D Preferred Stock to Common Stock	-	-	-	-	-	-	-	-	(100)	-
Cash received for Series E Preferred Stock to be issued	-	-	-	-	-	-	-	-	-	-
Shares issued for debt conversion	-	-	-	-	-	-	-	-	-	-
Shares issued to consultants	-	-	1,667	-	-	-	-	-	-	-
Employee stock compensation	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-
Balance, March 31, 2026	24,651,634	2,465	1,667	-	4	-	329,221	33	115,402	12

Reclassification of share from Series D.1 to Series D	-	-	-	-	-	-	-	-	100	-
Sales of common stock pursuant to Equity Purchase Agreement	-	-	-	-	-	-	-	-	-	-
Sales of common stock pursuant to private placements	-	-	-	-	-	-	-	-	-	-
Warrants attached to common stock sales	-	-	-	-	-	-	-	-	-	-
Issuance of equity issuable	-	-	-	-	-	-	-	-	-	-
Conversion of Common Stock to Class A.1 Preferred Stock	-	-	200,000	20	-	-	-	-	-	-
Conversion of Series A Preferred Stock to Common Stock	(510,382)	(51)	-	-	-	-	-	-	-	-
Shares issued for debt conversion	-	-	-	-	-	-	-	-	-	-
Shares attached to convertible note	-	-	-	-	-	-	-	-	-	-
Warrants attached to convertible note	-	-	-	-	-	-	-	-	-	-
Shares issued to consultants	-	-	-	-	-	-	-	-	-	-
Employee stock compensation	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-
Balance, June 30, 2026	24,141,252	2,414	201,667	20	4	-	329,221	33	115,502	12

(continued)

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

SIX MONTHS ENDED JUNE 30, 2026

	Series D.1		Series E				Class B			Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Equity	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Equity
	#	$	#	$	#	$	#	$	$	$	$	$
Balance, December 31, 2025	892,441	89	-	-	27,043,000	2,704	15,374,651	1,537	2,805	20,222,861	(9,791,120)	10,441,377

Sales of common stock pursuant to Equity Purchase Agreement	-	-	-	-	82,374	8	-	-	-	64,661	-	64,669
Sales of Series D.1 Preferred Stock	232,558	23	-	-	-	-	-	-	-	99,977	-	100,000
Conversion of Series A Preferred Stock to Common Stock	-	-	-	-	40,100	4	-	-	-	(3)	-	-
Conversion of Common Stock to Series A Preferred Stock	-	-	-	-	(315,000)	(31)	-	-	-	21	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	100	-	-	-	-	-	-	-
Conversion of Series D Preferred Stock to Common Stock	-	-	-	-	100	-	-	-	-	-	-	-
Cash received for Series E Preferred Stock to be issued	-	-	-	-	-	-	-	-	110,000	-	-	110,000
Shares issued for debt conversion	148,372	15	-	-	-	-	-	-	-	63,785	-	63,800
Shares issued to consultants	-	-	-	-	-	(1)	-	-	-	3,246	-	3,246
Employee stock compensation	-	-	-	-	-	-	-	-	-	396,021	-	396,021
Net Loss	-	-	-	-	-	-	-	-	-	-	(1,051,493)	(1,051,493)
Balance, March 31, 2026	1,273,371	127	-	-	26,850,674	2,685	15,374,651	1,537	112,805	20,850,569	(10,842,613)	10,127,620

Reclassification of share from Series D to Series D.11	(100)	-	-	-	-	-	-	-	-	-	-	-
Sales of common stock pursuant to Equity Purchase Agreement	-	-	-	-	104,708	10	-	-	-	24,618	-	24,628
Sales of common stock pursuant to private placements	-	-	-	-	476,191	48	-	-	-	48,956	-	49,004
Warrants attached to common stock sales	-	-	-	-	-	-	-	-	-	50,996	-	50,996
Issuance of equity issuable	-	-	323,530	32	-	-	-	-	(110,000)	109,968	-	-
Conversion of Common Stock to Series A.1 Preferred Stock	-	-	-	-	(600,000)	(60)	-	-	-	40	-	-
Conversion of Series A Preferred Stock to Common Stock	-	-	-	-	1,531,146	153	-	-	-	(102)	-	-
Shares issued for debt conversion	-	-	-	-	406,150	41	-	-	-	78,270	-	78,311
Shares attached to convertible note	-	-	-	-	45,000	5	-	-	-	12,971	-	12,976
Warrants attached to convertible note	-	-	-	-	-	-	-	-	-	98,773	-	98,773
Shares issued to consultants	-	-	-	-	500,000	50	-	-	-	160,000	-	160,050
Employee stock compensation	-	-	-	-	-	-	-	-	-	398,847	-	398,847
Net Loss	-	-	-	-	-	-	-	-	-	-	(2,179,349)	(2,179,349)
Balance, June 30, 2026	1,273,271	127	323,530	32	29,313,869	2,932	15,374,651	1,537	2,805	21,833,906	(13,021,962)	8,821,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT (EQUITY)

SIX MONTHS ENDED JUNE 30, 2025

	Series A		Series C		Series D		Class A		Class B		Equity	Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Consideration	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit) Equity
	#	$	#	$	#	$	#	$	#	$	$	$	$	$
Balance, December 31, 2024							25,615,000	2,562	-	-	-	1,709,645	(2,000,196)	(287,989)
Beneficial conversion feature of note discount	-	-	-	-	-	-	-	-	-	-	-	376,700	-	376,700
Net Loss	-	-	-	-	-	-	-	-	-	-	-		(493,852)	(493,852)
Balance, March 31, 2025	-	-	-	-	-	-	25,615,000	2,562	-	-	-	2,086,345	(2,494,048)	(405,141)
Beneficial conversion feature of note discount	-	-	-	-	-	-	-	-	-	-	-	115,000	-	115,000
Shares issued for debt conversion	24,805,000	2,480	329,288	33	115,602	12	-	-	11,876,557	1,188	-	12,122,215	-	12,125,928
Employee stock compensation	-	-	-	-	-	-	-	-	-	-	-	70,051	-	70,051
Class B Common Stock issuable for earned Contingent Equity Consideration	-	-	-	-	-	-	-	-	-	-	3,323,192	-	-	3,323,192
Fair value of warrants issued as deferred offering cost	-	-	-	-	-	-	-	-	-	-	-	990,614	-	990,614
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	(805,767)	(805,767)
Balance, June 30, 2025	24,805,000	2,480	329,288	33	115,602	12	25,615,000	2,562	11,876,557	1,188	3,323,192	15,384,226	(3,299,815)	15,413,878

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

The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses” which requires disaggregated disclosure of income statement expenses into specified categories in disclosures within the footnotes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the effect of this ASU on the consolidated financial statements and disclosures.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. For the six months ended June 30, 2026, the Company generated no revenue and reported a net loss from operations of $3,230,842. As of that date, the Company had a working capital deficit of $4,283,304 and does not currently have sufficient liquidity to fund its operations for the next twelve months without securing additional capital.

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

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – BUSINESS COMBINATIONS

On April 1, 2025 the Company entered into two asset purchase agreements with Alpine 4 Holdings, Inc. (“Alpine 4”), and certain of Alpine 4’s subsidiaries, Vayu (US) Inc. and Impossible Aerospace Corporation (collectively “Vayu”), and Global Autonomous Corporation (“GAC”). The acquisitions were accounted for as business combinations in accordance with ASC 805, Business Combinations. For additional information regarding the transactions, including the initial purchase price allocation and valuation methodologies, see Note 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the measurement period, the Company refined its estimates of the fair values of the assets acquired and liabilities assumed based on additional information obtained about facts and circumstances that existed as of the acquisition date. As of June 30, 2026, the Company has completed its accounting for these acquisitions and the purchase price allocation is final. The final allocation did not result in any material adjustments to the preliminary amounts previously reported.

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

The following table represents the pro forma revenue and net loss as if the Vayu and GAC assets had been included in the results of the Company for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Revenue	$-	$-
Net loss	$(3,230,842)	$(1,683,115)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Vayu and GAC to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2025 for the six month period ended June 30, 2025. There are no pro forma adjustments in the six months ended June 30, 2026, as the results of Vayu and GAC were included in the Company’s financial results for the entire period.

NOTE 5 – LEASES

Effective in May 1, 2025, the Company entered into a lease agreement for its Vayu office and warehouse space expiring in April 2026. In connection with the lease extension, the Company recognized a right-of-use (“ROU”) lease asset and lease liability each in the amount of $96,347. The discount rate used to estimate the fair value of the ROU lease asset and lease liability was 44.24%. As of June 30, 2026, the remaining lease term was 0.0 years. The lease agreement expired April 30, 2026 and, as of the date of this Quarterly Report, the Company has the ability to continue month-to-month at the current rate.

The table below summarizes the Company’s lease-related assets and liabilities as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Lease assets (current)	$-	$36,861
Lease liabilities (current)	$-	$36,861

Lease expense was $10,080 and $20,160, during the three months ended June 30, 2026 and 2025, respectively and $40,320 and $20,160, during the six months ended June 30, 2026 and 2025, respectively. There were no future maturities of operating lease liabilities as of June 30, 2026.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

Identifiable intangible assets as of June 30, 2026 and December 31, 2025, were as follows:

	June 30,	December 31,
	2026	2025

Vayu intellectual property	$1,389,678	$1,389,678
GAC intellectual property	791,362	791,362

Total intellectual property	2,181,040	2,181,040
Less: accumulated amortization	(389,472)	(233,683)

Intangible assets, net	$1,791,568	$1,947,357

Amortization expense related to intangible assets was $77,895 and $77,894 in the three months ended June 30, 2026 and 2025, respectively, and $155,789 and $77,894 in the six months ended June 30, 2026 and 2025, respectively.

Future amortization expense of intangible assets is expected to be as follows:

2026 (July to December)	$155,788
2027	311,577
2028	311,577
2029	311,577
Thereafter	701,049

Total future amortization expense	$1,791,568

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 10, 2025, the Company entered into a promissory note with its CEO, Kent Wilson, in the amount of $54,000. The note included an original issue discount of $13,500, resulting in net proceeds of $40,500. The note bears interest at a rate of 18% per annum and matures on September 10, 2026. The note is secured by all of the Company’s assets in a junior position to the Company’s senior secured creditors. At inception, the Company recorded a discount against the note payable in the amount of $13,500 for the original issue discount. Amortization of debt discount was $3,191 and $-0- in the three months ended June 30, 2026 and 2025, respectively and $6,347 and $-0- in the six months ended June 30, 2026 and 2025, respectively.

The Company has related party transactions with two of the executive officers, who have paid expenses on behalf of the Company. As of June 30, 2026 and December 31, 2025, the Company had due to related party an amount of $35,597 and $43,631, respectively, to the Company’s CEO, Kent Wilson, and $105,481 and $61,923, respectively, to the Company’s COO, Jeffrey Hail.

The Company had related party transactions with its shareholder Aerospace Capital Partners, LLC (“ACP”), for two Convertible Promissory Notes totaling $728,200 as of June 30, 2025, both of which were converted into shares of the Company’s Series A Preferred Stock in June 2025. See Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information on the related party Convertible Promissory Notes and their subsequent conversion.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

Additionally, as of June 30, 2025, there was a payable due to ACP of $110,665 that was subsequently paid in April 2025 where payments were made mainly for professional fees in the amount of $50,665 and deposits to the Company’s bank account of $60,000.

NOTE 8 – NOTES PAYABLE AND PROMISSORY NOTES

As of June 30, 2026 and December 31, 2025, the Company had the following outstanding debt instruments, which are recorded at their carrying value on the balance sheet:

	June 30,	December 31,
	2026	2025
Secured Convertible Note dated July 1, 2025	$430,000	$495,000
Secured Convertible Note dated September 23, 2025	138,000	138,000
Promissory Note, dated September 2, 2025	-	58,000
Promissory Note, dated September 10, 2025	54,000	54,000
Convertible Note, dated October 16, 2025	57,500	57,500
Secured Convertible Note dated December 30, 2025	132,000	132,000
Secured Convertible Note dated February 12, 2026	66,000	-
Convertible Note, dated April 6, 2026	89,100	-
Convertible Note, dated April 9, 2026	89,100	-
Convertible Note, dated April 27, 2026	297,000	-
Short term loan, dated June 23, 2026	30,000	-
Convertible Note, dated June 29, 2026	96,822	-
Face value of notes payable	1,479,522	934,500
Less: unamortized discounts	(606,189)	(376,136)
Notes payable, current portion	$873,333	$558,364

The Company’s convertible notes generally include conversion features that allow the holder to convert the outstanding principal into shares of the Company’s common stock or preferred stock. Certain of these instruments contain variable conversion terms based on a discount to market prices, which resulted in the recognition of embedded derivative liabilities accounted for at fair value.

Convertible Note Conversions

During January 2026, a promissory note with a third-party investor in the principal and interest amount of $58,000 was converted into 134,884 shares of Series D.1 Preferred Stock, upon the Company filing a Certificate of Designation to create such series of preferred stock at a price of $0.43 per share. The Certificate of Designation for Series D.1 Preferred Stock was filed on January 30, 2026.

During April 2026, the principal amount of $65,000 on a promissory note with a third-party investor with an original principal of $495,000 was partially converted into 406,150 shares of Common Stock.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE AND PROMISSORY NOTES (CONTINUED)

New Promissory and Convertible Note Issuances

On February 12, 2026, the Company issued a Secured Convertible Promissory Note to a third-party investor in the principal amount of $66,000. The principal accrues interest at a rate of 10% per annum and matures on February 12, 2027. The note included an original issue discount of $6,000, resulting in net proceeds of $60,000 to the Company. The note is convertible any time after six months from the issuance date at the option of holder at a conversion price equal to the lower of $1.00 or 90% of the lowest volume weighted average price (“VWAP”) for the ten prior trading days. The note is secured by all of the Company’s assets. At inception, the Company recorded a discount against the note payable in the amount of $66,000 and a day one financing loss of $4,834, representing the fair value of the embedded conversion feature (“ECF”) of $64,834, and the original issue discount of $6,000. The ECF did not meet the requirements for equity classification since it is settleable in a variable number of shares and was recorded as a derivative financial instrument at inception. The day one financing loss was recognized on the inception date and represents the excess of the fair value of the allocated components of the transaction over the proceeds received. The net carrying value of the note was $24,953 and $-0- as of June 30, 2026 and December 31, 2025, respectively.

On February 26, 2026, the Company entered into a short-term loan agreement with a third-party investor for a principal amount of $50,000, a one-time interest charge of $2,500, and a maturity date of March 6, 2026. The loan was repaid on March 3, 2026. At inception, the Company recorded a discount against the loan of $2,500. The net carrying value of the loan was $-0- and $-0- as of June 30, 2026 and December 31, 2025, respectively.

On March 30, 2026, the Company entered into a second short-term loan agreement with the same third-party investor for a principal amount of $50,000, a one-time interest charge of $52,500, and a maturity date of April 13, 2026. The loan was subsequently repaid on April 16, 2026. At inception, the Company recorded a discount against the loan of $2,500. The net carrying value of the loan was $-0- and $-0- as of June 30, 2026 and December 31, 2025, respectively.

On April 6, 2026, the Company issued a Convertible Promissory Note to a third-party investor with a stated principal amount of $82,500 and a one-time interest charge of $6,600 for total repayments of $89,100. The Company received net proceeds of $71,750 after original issue discount of $7,500 and fees of $3,250. The note does not bear interest in excess of the original issue discount and prepaid interest and is scheduled to mature on April 6, 2027, at which time all principal and prepaid interest is due. The note is convertible any time at the option of holder at a conversion price equal to the lower of $0.50 or 80% of the lowest volume weighted average price (“VWAP”) for the 15 prior trading days. In connection with the note, the Company also issued to the holder a five-year warrant to purchase 126,923 shares of Company common stock at an exercise price of $0.65 per share. At inception, the Company recorded a discount against the note payable in the amount of $89,100 and a day one financing loss of $13,115, representing the fair value of the derivative embedded conversion feature (“ECF”) of $60,750, cash discounts of $17,350, and the fair value of the warrant of $24,115. The discount is being amortized over the life of the note. The ECF did not meet the requirements for equity classification because it is settleable in a variable number of shares, and thus was recorded as a derivative financial instrument at inception. The day one financing loss was recognized on the inception date and represents the excess of the fair value of the components of the transaction over the proceeds received. The net carrying value of the note was $20,749 and $-0- as of June 30, 2026 and December 31, 2025, respectively.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE AND PROMISSORY NOTES (CONTINUED)

On April 9, 2026, the Company issued a second Convertible Promissory Note to a separate third-party investor with a stated principal amount of $82,500 and a one-time interest charge of $6,600 for total repayments of $89,100. The Company received net proceeds of $71,750 after original issue discount of $7,500 and fees of $3,250. The note does not bear interest in excess of the original issue discount and prepaid interest and is scheduled to mature on April 9, 2027, at which time all principal and prepaid interest is due. The note is convertible any time at the option of holder at a conversion price equal to the lower of $0.50 or 80% of the lowest VWAP for the 15 prior trading days. In connection with the note, the Company also issued to the holder a five-year warrant to purchase 126,923 shares of Company common stock at an exercise price of $0.65 per share. At inception, the Company recorded a discount against the note payable in the amount of $89,100 and a day one financing loss of $21,971, representing the fair value of the derivative ECF of $70,875, cash discounts of $17,350, and the fair value of the warrant of $22,846. The discount is being amortized over the life of the note. The ECF did not meet the requirements for equity classification because it is settleable in a variable number of shares, and thus was recorded as a derivative financial instrument at inception. The day one financing loss was recognized on the inception date and represents the excess of the fair value of the components of the transaction over the proceeds received. The net carrying value of the note was $20,016 and $-0- as of June 30, 2026 and December 31, 2025, respectively.

On April 27, 2026, the Company issued a second Convertible Promissory Note to a separate third-party investor with a stated principal amount of $275,000 and a one-time interest charge of $22,000 for total repayments of $297,000. The Company received net proceeds of $226,000 after original issue discount of $25,000 and fees of $24,000. The note does not bear interest in excess of the original issue discount and prepaid interest and is scheduled to mature on April 27, 2027, at which time all principal and prepaid interest is due. The note is convertible any time at the option of holder at a conversion price equal to the lower of $0.50 or 80% of the lowest VWAP for the 15 prior trading days. In connection with the note, the Company also issued to the holder a five-year warrant to purchase 199,275 shares of Company common stock at an exercise price of $0.65 per share and 20,000 shares of Company common stock. At inception, the Company recorded a discount against the note payable in the amount of $297,000 and a day one financing loss of $232,877, representing the fair value of the derivative ECF of $400,466, cash discounts of $71,000, the fair value of the warrant of $51,811, and the fair value of the shares of $6,600. The discount is being amortized over the life of the note. The ECF did not meet the requirements for equity classification because it is settleable in a variable number of shares, and thus was recorded as a derivative financial instrument at inception. The day one financing loss was recognized on the inception date and represents the excess of the fair value of the components of the transaction over the proceeds received. The net carrying value of the note was $52,077 and $-0- as of June 30, 2026 and December 31, 2025, respectively.

On June 23, 2026, the Company entered into a short-term loan agreement with a third-party investor for a principal amount of $50,000, a one-time interest charge of $5,000, and a maturity date of July 7, 2026. The loan was repaid in two installments on June 29 and July 1, 2026. At inception, the Company recorded a discount against the loan of $5,000. The net carrying value of the loan was $27,692 and $-0- as of June 30, 2026 and December 31, 2025, respectively.

On June 29, 2026, the Company issued a second Convertible Promissory Note to a separate third-party investor with a stated principal amount of $89,650 and a one-time interest charge of $7,172 for total repayments of $96,822. The Company received net proceeds of $75,000 after original issue discount of $8,150 and fees of $6,500. The note does not bear interest in excess of the original issue discount and prepaid interest and is scheduled to mature on June 29, 2027, at which time all principal and prepaid interest is due. The note is convertible any time at the option of holder at a conversion price equal to the lower of $0.50 or 80% of the lowest VWAP for the 15 prior trading days. In connection with the note, the Company also issued to the holder 25,000 shares of Company common stock. At inception, the Company recorded a discount against the note payable in the amount of $96,822 and a day one financing loss of $29,638, representing the fair value of the derivative ECF of $98,263, cash discounts of $2,822, and the fair value of the shares of $6,375. The discount is being amortized over the life of the note. The ECF did not meet the requirements for equity classification because it is settleable in a variable number of shares, and thus was recorded as a derivative financial instrument at inception. The day one financing loss was recognized on the inception date and represents the excess of the fair value of the components of the transaction over the proceeds received. The net carrying value of the note was $265 and $-0- as of June 30, 2026 and December 31, 2025, respectively.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE AND PROMISSORY NOTES (CONTINUED)

Amortization of debt discounts in the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible Note, dated February 25, 2025	$-	$199,503	$-	$358,200
Convertible Note, dated March 7, 2025	-	13,418	-	18,500
Convertible Note, dated April 9, 2025	-	10,000	-	10,000
Convertible Note, dated May 20, 2025	-	37,500	-	37,500
Convertible Note, dated May 25, 2025	-	37,500	-	37,500
Convertible Note, dated May 31, 2025	-	20,000	-	20,000
Convertible Note, dated May 31, 2025	-	5,000	-	5,000
Convertible Note, dated June 2, 2025	-	5,000	-	5,000
Secured Convertible Note dated July 1, 2025	31,728	-	136,429	-
Secured Convertible Note dated September 23, 2025	34,787	-	69,191	-
Promissory Note, dated September 10, 2025	3,191	-	6,347	-
Convertible Note, dated October 16, 2025	5,841	-	11,618	-
Secured Convertible Note dated December 30, 2025	32,910	-	65,458	-
Secured Convertible Note dated February 12, 2026	16,455	-	24,953	-
Short term loan, dated February 26, 2026	-	-	2,500	-
Short term loan, dated March 30, 2026	2,321	-	2,500	-
Convertible Note, dated April 6, 2026	20,749	-	20,749	-
Convertible Note, dated April 9, 2026	20,017	-	20,017	-
Convertible Note, dated April 27, 2026	52,077	-	52,078	-
Short term loan, dated June 23, 2026	2,692	-	2,692	-
Convertible Note, dated June 29, 2026	265	-	265	-
Total amortization of debt discount	$223,033	$327,921	$414,797	$491,700

Interest expense on debt instruments for the three months ended June 30, 2026 and 2025, was $23,453 and $-0-, respectively, and $44,674 and $1,756 for the six months ended June 30, 2026 and 2025, respectively.

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

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivative financial instruments and changes thereto recorded in the three and six months ended June 30, 2026 and 2025, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Balance, beginning of period	$262,000	$-	$634,424	$-
Inception of derivative financial instruments	630,355	-	695,188	-
Change in fair value of derivative financial instruments	(104,629)	-	(541,886)	-
Conversion or extinguishment of derivative financial instruments	(16,484)	-	(16,484)	-

Balance, end of period	$771,242	$-	$771,242	$-

Fair market value of the derivative financial instruments is measured using the following range of assumptions:

	Six Months Ended June 30,
	2026	2025

Pricing model utilized	Black Scholes	-
Risk free rate range	3.45% to 4.01%	-
Expected life range (in years)	0.18 to 1.00	-
Volatility range	90.64% to 136.60%	-
Dividend yield	0.00%	-

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date. The Company had no derivative financial instruments in the three or six months ended June 30, 2025.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital structure and the rights and preferences of its equity securities are described in Note 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As of June 30, 2026, the Company had multiple series of preferred stock outstanding.

During the three months ended June 30, 2026, the Company approved the creation of two new series of preferred stock designated as the Series A.1 Preferred Stock and the Series D.1 Preferred Stock. The Certificates of Designation for Series A.1 Preferred Stock and Series D.1 Preferred Stock, which created the Series A.1 Preferred Stock and Series D.1 Preferred Stock, were filed with the State of Nevada on January 30, 2026. A detailed discussion of the rights and preferences of the Series A.1 Preferred Stock and Series D.1 Preferred Stock can be found in the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2026.

Subsequent to the three months ended June 30, 2026, the Company approved the creation of a new series of preferred stock designated as Series E Preferred Stock. The Certificate of Designation for Series E Convertible Preferred Stock was filed with the State of Nevada on April 30, 2026. A detailed discussion of the rights and preferences of the Series E Preferred Stock can be found in the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2026.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Sales and Other Issuances of Preferred Stock

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

Sales of Common Stock

During May 2026, the Company entered into a consulting arrangement with a third-party consultant for advisory services. As consideration for the services provided, the Company issued 500,000 shares of Common Stock. The fair value of $160,050 was recorded as a consulting expense within general and administrative expenses during the three- and six-month periods ended June 30, 2026.

During June 2026, the Company sold 476,191 shares of common stock and 714,287 five year warrants with an exercise price of $0.30 for an aggregate purchase price of $100,000. The fair value of the warrants was $50,996.

Equity Purchase Agreement

The Company has an Equity Line of Credit (“ELOC”) arrangement with a third-party investor, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, the Company issued 187,082 shares of its common stock under the ELOC and received gross proceeds of $101,993 against fees of $9,636, for net cash proceeds due of $92,356, which was recorded as an increase to stockholders’ equity.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

Transactions involving our stock warrants during the six months ended June 30, 2026 and 2025, are summarized as follows:

	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at beginning of the period	4,100,000	$0.68	2,000,000	$0.10
Granted during the period	1,167,408	$0.44	1,600,000	$1.15
Exercised during the period	-	$0.00	-	$-
Expired during the period	-	$0.00	-	$-
Outstanding at end of the period	5,267,408	$0.63	3,600,000	$0.57

Exercisable at end of the period	5,267,408	$0.63	3,600,000	$0.57

Weighted average remaining life	1.3	years

The aggregate grant date fair value of warrants granted during the six months ended June 30, 2026 and 2025, was $211,273 and $990,614, respectively.

The following table summarizes information about the Company’s stock warrants outstanding as of June 30, 2026:

Warrants Outstanding				Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$ 0.0001 to 0.10	2,000,000	0.2	$0.10	2,000,000	$0.10
$ 0.11 to 1.00	1,967,408	2.2	$0.60	1,967,408	$0.60
$ 1.01 to 1.50	1,300,000	1.8	$1.47	1,300,000	$1.47
$ 0.05 to 1.50	5,267,408	1.3	$0.63	5,267,408	$0.63

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

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

The following table summarizes RSU Plans activity as of and for the six months ended June 30, 2026 and 2025:

	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value
Outstanding at beginning of period	9,300,104	$0.57	-	$-
Granted during the period	900,000	$0.31	2,505,104	$0.85
Exercised during the period	-	$-	-	$-
Forfeited during the period	(226,800)	$-	-	$-
Outstanding at end of period	9,973,304	$0.54	2,505,104	$0.85

Exercisable at period-end	250,510	$0.85	-	$-

As of June 30, 2026, there was $4,168,692 of total unrecognized compensation cost related to stock grants made under the RSU Plans. The aggregate fair value of share grants that vested during the six months ended June 30, 2026 and 2025, was $211,932 and $-0-, respectively. Stock based compensation expense related to the RSU Plans was $398,847 and $-0- in the six months ended June 30, 2026 and 2025, respectively, and $794,868 and $-0- in the three months ended June 30, 2026 and 2025, respectively. The Company also recognized stock-based compensation related to shares issued to consultants outside of the RSU Plans in the amount of $160,050 and $-0- in three months ended June 30, 2026 and 2025, respectively, and $163,295 and $-0- in six months ended June 30, 2026 and 2025, respectively.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 – EARNINGS PER SHARE

The calculation of weighted average shares for basic and diluted net loss per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Loss	$(2,179,349)	$(805,767)	$(3,230,842)	$(1,299,619)

Weighted average shares outstanding for basic net loss per common share	43,818,010	30,716,783	43,040,909	28,179,985
Effect of dilutive stock options and other equity awards(1)	-	-	-	-
Weighted average shares outstanding for diluted net loss per common share	43,818,010	30,716,783	43,040,909	28,179,985

Basic loss per common share:	$(0.05)	$(0.03)	$(0.08)	$(0.05)
Diluted loss per common share:	$(0.05)	$(0.03)	$(0.08)	$(0.05)

(1)

Since the Company incurred a net loss from continuing operations in each of the three and six months ended June 30, 2026 and 2025, no dilutive stock options or other equity awards were included as diluted shares in those periods. As of June 30, 2026 and December 31, 2025, potentially dilutive securities were comprised of (i) 9,973,304 and 9,300,104 unvested restricted stock units (“RSUs”), respectively, and (ii) 5,267,408 and 4,100,000 stock warrants, respectively

NOTE 12 – INCOME TAXES

As of June 30, 2026, the Company had available for federal income tax purposes a net operating loss carryforward of approximately $5,573,000 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management and based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The Internal Revenue Code may limit the future use of the Company’s existing net operating losses.

The Company recorded no income tax expense or benefit for the six months ended June 30, 2026 and 2025. The Company’s effective tax rate for the periods presented differs from the U.S. federal statutory rate primarily due to the full valuation allowance recorded against its net deferred tax assets.

The Company has evaluated its tax positions and has concluded that there are no uncertain tax positions requiring recognition in the financial statements. There were no material changes to the Company’s uncertain tax positions during the six months ended June 30, 2026.

For additional information regarding the Company’s income taxes, including deferred tax assets and valuation allowance, see Note 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 13 – SEGMENT REPORTING

As of June 30, 2026,the Company operated in two business segments: Dynamic Aero Systems, a developer and OEM of UAVs, and Dynamic Deliveries, a developer of autonomous mesh logistics networks. The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Segment information for the three months ended June 30, 2026, was as follows:

	Three Months Ended June 30, 2026
	Dynamic Aerospace Systems	Dynamic Deliveries	Total
Revenue
Revenue	$-	$-	$-

Operating Expenses
Professional fees	332,999	37,000	369,999
Salaries	488,012	30,127	518,139
Depreciation and amortization	58,196	28,263	86,459
Stock compensation expense	503,008	55,889	558,897
Other general and administrative costs	197,747	8,649	206,396
Total Operating Expenses	1,579,962	159,928	1,739,890

Loss from operations	$(1,579,962)	$(159,928)	$(1,739,890)

Segment information for the three months ended June 30, 2025 was as follows:

	Three Months Ended June 30, 2025
	Dynamic Aerospace Systems	Dynamic Deliveries	Total
Revenue
Revenue	$-	$-	$-

Operating Expenses
Professional fees	210,426	22,979	233,405
Depreciation and Amortization	66,231	28,263	94,494
Stock compensation expense	70,051	-	70,051
Other general and administrative costs	77,321	2,875	80,196
Total Operating Expenses	424,029	54,117	478,146

Loss from operations	$(424,029)	$(54,117)	$(478,146)

DYNAMIC AEROSPACE SYSTEMS CORPORATION (FORMERLY BROOQLY INC.)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Segment information for the six months ended June 30, 2026, was as follows:

	Six Months Ended June 30, 2026
	Dynamic Aerospace Systems	Dynamic Deliveries	Total
Revenue
Revenue	$-	$-	$-

Operating Expenses
Professional fees	586,057	70,132	656,189
Salaries	891,482	55,908	947,390
Depreciation and amortization	117,079	56,526	173,605
Stock compensation expense	862,347	95,816	958,163
Other general and administrative costs	259,319	10,355	269,674
Total Operating Expenses	2,716,284	288,737	3,005,021

Loss from operations	$(2,716,284)	$(288,737)	$(3,005,021)

Identifiable Assets
Identifiable assets as of June 30, 2026	$4,062,750	$9,141,273	$13,204,023
Identifiable assets as of December 31, 2025	$4,111,293	$9,195,374	$13,306,667

Segment information for the six months ended June 30, 2025 was as follows:

	Six Months Ended June 30, 2025
	Dynamic Aerospace Systems	Dynamic Deliveries	Total
Revenue
Revenue	$-	$-	$-

Operating Expenses
Professional fees	456,097	50,276	506,373
Depreciation and Amortization	66,231	28,263	94,494
Stock compensation expense	70,051	-	70,051
Other general and administrative costs	127,136	8,409	135,545
Total Operating Expenses	719,515	86,948	806,463

Loss from operations	$(719,515)	$(86,948)	$(806,463)

Identifiable Assets
Identifiable assets as of June 30, 2025	$4,285,501	11,704,259	$15,989,760

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2026, through the date of this filing of these unaudited condensed financial statements and has determined that the following are material subsequent events.

On July 15, 2026, the Company entered into a short-term loan agreement with its COO, Jeff Hail, for a principal amount of $50,000. The note included an original issue discount of $2,632, resulting in a stated principal value of $52,632. The note includes a one-time interest charge of 15% of the stated principal value and matures on September 16, 2026. On July 31, 2026, the Company entered into Addendum No. 1 to the agreement, for an additional principal amount of $30,000 and an original issue discount of $1,579 for a stated principal value of $31,579. The additional principal includes a one-time interest charge of 15% of the stated principal value and matures on September 16, 2026.

In August 2026, the Company sold 119,048 shares of common stock and 119,048 five year warrants with an exercise price of $0.30 for an aggregate purchase price of $25,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

For the six months ended June 30, 2026, our financial condition reflects a growth-oriented company with significant investments in technology and infrastructure. The transition to operating as Dynamic Aerospace Systems has positioned us to capitalize on the growing demand for autonomous UAV solutions. However, we have identified potential risks, including material weaknesses in internal controls over financial reporting, which we are actively working to remediate. Our balance sheet is primarily composed of intangible assets related to UAV technology, and physical assets from acquisitions.

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

For the Three Months Ended June 30, 2026 and 2025

Revenues

For the three months ended June 30, 2026 and 2025, we generated no revenues.

Operating Expenses

Professional fees were $369,999 in the three months ended June 30, 2026, an increase of $136,594, or 59%, compared to $233,405 in the three months ended June 30, 2025, resulting from professional fees paid related to the implementation of our Dynamic Aerospace Systems assets acquired in April 2025.

Salaries were $518,139 in the three months ended June 30, 2026, an increase of $518,139, or 100%, compared to $-0- in the three months ended June 30, 2025 due to the hiring of certain Vayu employees following the acquisition of the Vayu Assets.

Depreciation and amortization expense decreased by $8,035, or 9%, from $94,494 in the three months ended June 30, 2025 to $86,459 in the three months ended June 30, 2026, as a result of certain fixed assets coming to the end of their depreciable lives in 2026.

Stock compensation expense was $558,897 in the three months ended June 30, 2026, an increase of $488,846, or 698%, compared to $70,051 in the three months ended June 30, 2025. Stock compensation expense arises primarily from RSU incentive grants made to employees under our Executive and Non-Executive RSU Plans following the acquisition of the Vayu Assets in April 2025.

Other general and administrative costs were $206,396 in the three months ended June 30, 2026, an increase of $126,200, or 157%, compared to $80,196 in the three months ended June 30, 2025 due primarily to higher overhead costs related with the administration of our newly acquired assets in 2025.

Other Income and Expenses

We recognized financing cost of $297,602 in the three months ended June 30, 2026, reflecting the excess of the allocated components of certain debt instruments at inception over the net proceeds from such instruments. There was no corresponding charge in the three months ended June 30, 2025.

During the three months ended June 30, 2026, we recognized a gain from the change in fair value of derivative financial instruments of $104,629 to record the change in fair value of certain floating-rate convertible features embedded in our debt instruments that were recorded as derivative financial instruments. There was no corresponding gain or loss in the three months ended June 30, 2025.

Amortization of debt discount was $223,033 in the three months ended June 30, 2026, a decrease of $104,888, or 32%, compared to $327,921 in the three months ended June 30, 2025. Such charges reflect the amortization of beneficial conversion features and original issue discounts that we recorded as discounts at inception of certain of our promissory and convertible notes issued in 2025 and 2026. The decrease is due to larger discount balances in 2025 compared to 2026.

Interest and other expense was $23,453 in the three months ended June 30, 2026, an increase of $23,753, or 7,918%, compared to interest income of $300 in the three months ended June 30, 2025.  The increased interest expense is attributable to interest-bearing debt balances in 2026 with no corresponding balances in 2025.

Net Loss

For the three months ended June 30, 2026, we recognized a net loss of $2,179,349, an increase of $1,373,582, or 170%, compared to net loss of $805,767 in the three months ended June 30, 2025. The increase is primarily due to higher salaries and operating expenses from scaling our operations in preparation for future growth, stock-based compensation for employee RSU incentive grants, and day-one financing costs associated with issuance of certain convertible notes.

For the Six Months Ended June 30, 2026 and 2025

Revenues

For the six months ended June 30, 2026 and 2025, we generated no revenues.

Operating Expenses

Professional fees were $656,189 in the six months ended June 30, 2026, an increase of $149,816, or 30%, compared to $506,373 in the six months ended June 30, 2025, resulting from professional fees paid related to the implementation of our Dynamic Aerospace Systems assets acquired in April 2025.

Salaries were $947,390 in the six months ended June 30, 2026, an increase of $947,390, or 100%, compared to $-0- in the six months ended June 30, 2025 due to the hiring of certain Vayu employees following the acquisition of the Vayu Assets.

Depreciation and amortization expense increased by $79,111, or 84%, from $94,494 in the six months ended June 30, 2025 to $173,605 in the six months ended June 30, 2026, as a result of amortization of intangible assets and depreciation of fixed assets acquired from Vayu and GAC in April 2025.

Stock compensation expense was $958,163 in the six months ended June 30, 2026, an increase of $888,112, or 1,268%, compared to $70,051 in the six months ended June 30, 2025, resulting from RSU incentive grants made to employees under our Executive and Non-Executive RSU Plans in mid-2025 for which a full six months of expense are reflected in 2026.

Other general and administrative costs were $269,674 in the six months ended June 30, 2026, an increase of $134,129, or 99%, compared to $135,545 in the six months ended June 30, 2025 due primarily to higher overhead costs related with the administration of our newly acquired assets in 2025.

Other Income and Expenses

We recognized financing cost of $308,236 in the six months ended June 30, 2026, reflecting the excess of the allocated components of certain debt instruments at inception over the net proceeds from such instruments. There was no corresponding charge in the six months ended June 30, 2025.

During the six months ended June 30, 2026, we recognized a gain from the change in fair value of derivative financial instruments of $541,886 to record the change in fair value of certain floating-rate convertible features embedded in our debt instruments that were treated as derivative financial instruments. There was no corresponding gain or loss in the six months ended June 30, 2025.

Amortization of debt discount was $414,797 in the six months ended June 30, 2026, a decrease of $76,903, or 16%, compared to $491,700 in the six months ended June 30, 2025. Such charges reflect the amortization of beneficial conversion features and original issue discounts that we recorded as discounts at inception of certain of our promissory and convertible notes issued in 2025 and 2026. The decrease is due to larger discount balances in 2025 compared to 2026.

Interest and other expense was $44,674 in the six months ended June 30, 2026, an increase of $43,218, or 2,968%, compared to $1,456 in the six months ended June 30, 2025. The increased interest expense is attributable to higher interest-bearing debt balances in 2026.

Net Loss

For the six months ended June 30, 2026, we recognized a net loss of $3,230,842, an increase of $1,931,223, or 149%, compared to net loss of $1,299,619 in the six months ended June 30, 2025. The increase is primarily due to higher salaries and operating expenses from scaling our operations in preparation for future growth, stock-based compensation for employee RSU incentive grants, and day-one financing costs associated with issuance of certain convertible notes.

Liquidity and Capital Resources

Sources of Liquidity

Net Cash Used in Operating Activities.

Cash flows used in operating activities were $832,030 and $771,366 for the six months ended June 30, 2026 and 2025, respectively. Working capital for the six months ended June 30, 2026, provided cash of $1,085,897 due from cash provided by accounts payable and accrued liabilities (due primarily to unpaid executive salaries from 2025 and 2026), accrued interest, and related parties, partially offset by cash used by prepaid expenses. Working capital for the six months ended June 30, 2025 used cash of $127,992 due primarily to cash used by accounts payable and accrued interest.

Net Cash Used in Investing Activities.

Cash flows used in investing activities were $66,229 and $-0-, for six months ended June 30, 2026 and 2025, respectively. Additions to property, plant and equipment during the six months ended June 30, 2026, are related to investments into demo drones.

Net Cash Provided by Financing Activities.

Cash flows provided by financing activities were $851,855 and $788,200 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, we received $192,355 from the sale of common stock under the ELOC and in private placement transactions, $210,000 from the sale of preferred stock, and $579,500 received from the issuance of notes and convertible notes, partially offset by the repayment of a promissory note in the amount of $130,000. For the six months ended June 30, 2025, net cash provided by financing activities was $788,200, comprised of $843,200 received from the issuance of notes and convertible notes, partially offset by the repayment of two promissory notes in the amount of $55,000.

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

Although we will require additional equity or debt financing in the short term, management believes the Company is well-positioned to execute on its strategic objectives with the support of existing investors and engaged advisors. While any future financing may involve dilution or debt obligations, we are focused on securing capital on terms that preserve long-term shareholder value and support our path to profitability.

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

During the six months ended June 30, 2026, we issued 187,082 shares of our common stock under the ELOC and received gross proceeds of $101,993 against fees of $9,636 for net cash proceeds of $92,356.

Notes Payable

During the six months ended June 30, 2026, we issued convertible notes payable and promissory notes with a total face value of $627,022 that resulted in net proceeds of $419,500. Additionally, a convertible note with face value of $58,000 and penalties of $5,800 was converted into shares of our preferred stock, and a second note with a face value of $495,000 was partially converted for $65,000 of face value into common stock. We also repaid existing promissory notes totaling $130,000. The remaining outstanding debt as of June 30, 2026, matures at various times during the second half of 2026 and 2027.

For additional information regarding our current debt arrangements, see Note 8 to the accompanying condensed financial statements for the period ended June 30, 2026. In addition, for information regarding our other material estimated future cash requirements under our contractual obligations and certain other commitments, see “Material Cash Requirements” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to such information except as set forth herein.

Liquidity Condition

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within 12 months after our financial statements were issued (August 10, 2027).

Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due before August 10, 2027, and concluded that, without additional funding, we will not have sufficient funds to meet our obligations within one year from the date the financial statements were issued. Without raising additional capital, there is substantial doubt about our ability to continue as a going concern through August 10, 2027. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of presentation contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2026, we had cash balances of $7,605, a working capital deficit of $4,283,304 and an accumulated deficit of $13,021,962. For the six months ended June 30, 2026, we had a net loss of $3,230,842 and used cash from operating activities of $832,030. However, the Company is actively pursuing financing opportunities and anticipates revenue growth from sales that are expected to begin offsetting operating expenses within the next twelve months.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were ineffective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of June 30, 2026, is a result of the material weakness related to the lack of formal control processes related to the identification of related party transactions at this point in time and limited segregation of duties. The Company hired a permanent Chief Financial Officer in March 2026 and plans to expand its accounting operations as the Company expands. The Company is in the process of establishing formal related party identification procedures.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as set forth above, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal controls.

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

During May 2026, we entered into a consulting arrangement with a third-party consultant for advisory services. As consideration for the services provided, we issued 500,000 shares of Common Stock.

During June 2026, we sold 476,191 shares of common stock and 714,287 five year warrants with an exercise price of $0.30 for an aggregate purchase price of $100,000.

During June 2026, we issued 25,000 shares of common stock in connection with the issuance of a convertible note payable.

The issuances of the promissory notes and the shares of common stock disclosed above were each consummated in privately negotiated transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act and regulations promulgated thereunder. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors in each transaction: (a) in each case, the issuance of the securities was in an isolated private transaction by the Company which did not involve a public offering; (b) there was only one recipient in each case; and (c) the negotiations for each issuance of securities took place directly between the individual investors and the Company; and (d) each purchaser made representations about being an accredited investor, purchasing for his or her own account, and not purchasing with the intent to distribute the securities.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408).

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

DYNAMIC AEROSPACE SYSTEMS CORPORATION

Date: August 10, 2026	By:	/s/ Kent B. Wilson
Kent B. Wilson
Principal Executive Officer Chief Executive Officer

By:	/s/ Robin Hoops
Robin Hoops
Principal Financial Officer Chief Financial Officer

